Form 10-Q
period 2006-06-30
NewPage Holding CORP
filed 2006-08-08
CIK 1329068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Commission File No. 333-133367

NEWPAGE HOLDING CORPORATION

Courthouse Plaza Northeast

Dayton, Ohio 45463

877.855.7243

State of Incorporation:	Delaware
IRS Employer Identification No.:	05-0616158

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 45,288,000 Common Shares, $0.01 par value, outstanding as of August 1, 2006.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to the “Company” or “NewPage” refers to NewPage Corporation, a Delaware corporation and our wholly-owned subsidiary. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries, including the Company and our predecessor. Our address is Courthouse Plaza Northeast, Dayton, Ohio 45463, and our telephone number is (877) 855-7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

SAFE HARBOR STATEMENT

This quarterly report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and energy costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment, including requirements for enhanced environmental compliance; and our ability to operate as a stand-alone business. See “Item 1A–Risk Factors” in our registration statement on Form S-1, as amended, for more information about important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2006 AND DECEMBER 31, 2005

Dollars in millions, except per share amounts

	June 30, 2006	Dec. 31, 2005
ASSETS
Cash and cash equivalents (Note C)	$12	$1
Accounts receivable, net	202	191
Inventories (Note D)	346	343
Other current assets	24	20
Assets of discontinued operations (Note M)	—	152

Total current assets	584	707

Property, plant and equipment, net of accumulated depreciation of $155 and $92	1,340	1,408
Intangibles and other assets (Note E)	137	189

TOTAL ASSETS	$2,061	$2,304

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$155	$162
Accrued expenses	112	102
Current maturities of long term debt (Note G)	6	8
Liabilities of discontinued operations (Note M)	—	66

Total current liabilities	273	338

Long-term debt (Note G)	1,475	1,677
Other long-term obligations	62	62
Commitments and contingencies (Note J)
Minority interest	39	—

STOCKHOLDER’S EQUITY
Common stock, 300,000,000 shares authorized, 45,288,000 shares issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	289	289
Accumulated deficit	(90)	(67)
Accumulated other comprehensive income	13	5

Total stockholder’s equity	212	227

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,061	$2,304

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2006

AND TWO MONTHS ENDED JUNE 30, 2005

Dollars in millions, except per share amounts

	Second Quarter Ended June 30, 2006	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
Net sales	$490	$997	$279

Cost of sales	432	883	259
Selling, general and administrative expenses	22	60	17
Interest expense (including $8, $14 and $4 for amortization of debt issuance costs and debt discount, interest on NewPage Holding PIK notes and $11 for write-off of bridge financing costs in 2005)	43	86	38
Other (income) expense, net (Notes F and L)	(63)	(24)	19

Income (loss) from continuing operations before taxes	56	(8)	(54)
Income tax (benefit)	2	—	—

Income (loss) from continuing operations	54	(8)	(54)
(Loss) from discontinued operations (Note M)	(9)	(15)	(5)

Net income (loss)	$45	$(23)	$(59)

Income (loss) per share—basic and diluted (Note O):
Income (loss) from continuing operations	$1.18	$(0.19)	$(1.19)
(Loss) from discontinued operations	(0.20)	(0.33)	(0.10)

Net income (loss)	$0.98	$(0.52)	$(1.29)

Basic and diluted weighted average number of common shares outstanding (in thousands) (Note O)	45,288	45,288	45,288

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST HALF ENDED JUNE 30, 2006

Dollars in millions, shares in thousands

	Common Stock		Additional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income	Compre- hensive Income (Loss)
	Shares	Amount
Balance at December 31, 2005	45,288	$—	$289	$(67)	$5
Net income (loss)				(23)		$(23)
Change in unrealized gain on cash-flow hedges					8	8
Equity awards (Note H)			7
Loan to Maple Timber Acquisition			(7)

Balance at June 30, 2006	45,288	$—	$289	$(90)	$13	$(15)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST HALF ENDED JUNE 30, 2006 AND TWO MONTHS ENDED JUNE 30, 2005

Dollars in millions

	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23)	$(59)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on discontinued operations	15	5
Depreciation and amortization	73	27
Amortization of debt issuance costs and debt discount and write-off of bridge financing costs in 2005	6	13
Interest expense on NewPage Holding PIK notes	8	2
Gain on sale of assets	(66)	—
Unrealized loss on option contracts	46	20
LIFO effect	(3)	—
Equity award expense	7	—
Change in operating assets and liabilities	(15)	—
Net cash flows of discontinued operations	(10)	3

Net cash provided by operating activities	38	11

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	—	(1,994)
Proceeds from sale of assets	226	—
Capital expenditures	(38)	(9)
Cash paid for option contracts	—	(73)
Net cash flows of discontinued operations	(1)	(3)

Net cash provided by (used in) investing activities	187	(2,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	413
Proceeds from issuance of long-term debt and initial draw of revolver	—	1,719
Payment of debt issuance costs	—	(58)
Distributions from Rumford Cogeneration to limited partners	(5)	—
Loan to Maple Timber Acquisition (Note H)	(7)	—
Payments on long-term debt	(166)	—
Net borrowings (payments) on revolving credit facility	(46)	(5)

Net cash provided by (used in) financing activities	(224)	2,069

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	10	—

Net increase in cash and cash equivalents	11	1
Cash and cash equivalents at beginning of period	1	—

Cash and cash equivalents at end of period	$12	$1

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$72	$—

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2006

AND TWO MONTHS ENDED JUNE 30, 2005

Dollars in millions

A.	BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) and its subsidiaries are engaged in the manufacturing, marketing and distribution of coated paper primarily used for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated papers, uncoated papers and market pulp production manufactured at four U.S. mills and supported by multiple distribution and converting locations. We operate within one operating segment. The consolidated financial statements include the accounts of the NewPage Holding and its majority-owned or -controlled subsidiaries. All intercompany transactions and balances have been eliminated. Unless otherwise noted, the terms “we,” “our,” and “us,” refer to NewPage Holding Corporation and its consolidated subsidiaries. Unless otherwise noted, the terms “Company” and “NewPage” refer to NewPage Corporation and its consolidated subsidiaries.

In July 2005 the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company, L.P. (“Rumford Cogeneration”), a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006 we accounted for this investment using the equity method of accounting. As of January 1, 2006 we consolidated the partnership. The following shows the effects of the initial consolidation at January 1, 2006:

Cash and equivalents	$10
Property, plant and equipment, net	39
Other assets (equity method investment)	(3)
Accounts payable and accrued expenses	(2)
Minority interest	(44)

$—

Effective April 1, 2006, we completed the previously announced sale of our carbonless paper business, which comprised our carbonless paper segment, to P.H. Glatfelter Company. In the quarter ended March 31, 2006 we began reporting the carbonless paper business as a discontinued operation. See Note M for further information.

The balance sheet as of December 31, 2005 is condensed financial information derived from the audited balance sheet, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements are unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto as of and for the eight months ended December 31, 2005 included in our registration statement on Form S-1, as amended.

B.	ACQUISITION

On May 2, 2005, NewPage and subsidiaries acquired the Printing and Writing Papers Business (the “predecessor”) from MeadWestvaco Corporation (“MeadWestvaco”) for $2,060 (the “acquisition”), which was deemed to have been completed on April 30, 2005.

C.	CASH AND CASH EQUIVALENTS

In conjunction with the initial consolidation of Rumford Cogeneration we have included cash and cash equivalents of the partnership in the consolidated cash and cash equivalents. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of the partnership, however substantially all of the consolidated cash and cash equivalents at June 30, 2006 are the property of Rumford Cogeneration and are not available to NewPage Holding or NewPage for debt service or other purposes until distributed from the partnership to its partners.

D.	INVENTORIES

Inventories as of June 30, 2006 and December 31, 2005 consist of:

	June 30, 2006	Dec. 31, 2005
Finished and in-process goods	$243	$242
Raw materials	46	45
Stores and supplies	57	56

	$346	$343

If inventories had been valued at current costs, they would have been valued at $333 and $330 at June 30, 2006 and December 31, 2005.

E.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of June 30, 2006 and December 31, 2005 consist of:

	June 30, 2006	Dec. 31, 2005
Commodity basket option contract	$2	$47
Financing costs (net of accumulated amortization of $11 and $5)	37	43
Prepaid pension asset	35	36
Intangibles—customer relationships (net of accumulated amortization of $2 and $1)	24	25
Other	39	38

	$137	$189

F.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the second quarter and first half ended June 30, 2006 and the two months ended June 30, 2005 include non-cash losses of $6, $45 and $20 determined based on the mark-to-market value of the option contract.

G.	LONG-TERM DEBT

The balances of long-term debt as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	Dec. 31, 2005
NewPage Corporation:
Revolving senior secured credit facility (LIBOR plus 2.00%)	$—	$46
Term loan senior secured credit facility (LIBOR plus 3.00%)	582	748
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $350)	346	346
12% senior subordinated notes (face amount $200)	198	198
NewPage Holding Corporation:
Senior unsecured PIK notes (face amount $142 and $134; LIBOR plus 7.00%)	130	122

Total long-term debt, including current portion	1,481	1,685
Current portion of long-term debt	6	8

Long-term debt	$1,475	$1,677

All of our assets are pledged as collateral under our various debt agreements. See our registration statement on Form S-1 for further details on our debt agreements.

In April 2006, we permanently reduced the commitment under the revolving senior secured credit facility from $350 to $275. This reduction brings the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006. Included in interest expense for the second quarter and first half ended June 30, 2006 is $1 for write-off of deferred financing costs related to the amount of the reduction in the revolver commitment.

H.	EQUITY AWARD EXPENSE AND REPURCHASE

Included in selling, general and administrative expenses for the first half ended June 30, 2006 is $7 of equity award expense, including $6 for the repurchase of unvested equity interests granted to our former chief executive officer, Peter H. Vogel, Jr., at the acquisition. Under a Repurchase Agreement dated April 5, 2006 between Maple Timber Acquisition LLC, our indirect parent, and Mr. Vogel, Maple Timber agreed to repurchase all of Mr. Vogel’s Paper Class A Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $7 on May 16, 2006, subject to the satisfaction of certain conditions. We loaned $7 to Maple Timber in the second quarter ended June 30, 2006 to enable Maple Timber to satisfy its repurchase obligations. This has been recorded as a reduction in shareholder’s equity as repayment is not assured.

I.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Second Quarter Ended June 30, 2006	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
Service cost	$2	$5	$2
Interest cost	2	7	2
Expected return on plan assets	(4)	(11)	(4)

Net periodic costs	—	1	—
Curtailment loss	—	2	—
Settlement loss	5	5	—
Less—allocated to discontinued operations	(5)	(7)	—

Net cost allocated to continuing operations	$—	$1	$—

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Second Quarter Ended June 30, 2006	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
Service cost	$1	$1	$—
Interest cost	—	1	—

Net periodic costs	1	2	—
Settlement gain	(8)	(8)	—
Less—allocated to discontinued operations	7	7	—

Net cost allocated to continuing operations	$—	$1	$—

J.	COMMITMENTS AND CONTINGENCIES

Claims have been made against us for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. We are involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

K.	INCOME TAXES

We have recorded a valuation allowance against our net deferred tax assets for federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, we have allocated $3 of tax benefit to other comprehensive income for the second quarter ended June 30, 2006 and the corresponding offset as an allocation to tax expense from continuing operations.

L.	SALE OF HYDROELECTRIC FACILITIES

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. (formerly known as Brascan Power, Inc.) for a cash sales price of $144. Included in other income (expense) for the second quarter and first half ended June 30, 2006 is a gain on the sale of $66.

M.	SALE OF CARBONLESS PAPER BUSINESS

Effective April 1, 2006, we completed the sale of our carbonless paper business to P.H. Glatfelter Company for a cash sales price of $80, subject to a working capital adjustment. P.H. Glatfelter has recently informed us that they believe they are due a working capital adjustment of approximately $2. We are currently investigating the validity of this claim. Based on our calculations, which we have submitted to P.H. Glatfelter, we are seeking a working capital adjustment in our favor. The amount of the working capital adjustment remains subject to review and acceptance under the terms of the asset purchase agreement.

Net sales of the carbonless paper business (included in discontinued operations) were $106 and $73 for the first half ended June 30, 2006 and the two months ended June 30, 2005. Included in the loss from discontinued operations for the second quarter and first half ended June 30, 2006 is $9 and $18 of charges related to the sale of the business, including curtailment and settlement costs related to employee benefit plans.

N.	INITIAL PUBLIC OFFERING

NewPage Holding filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether we will complete the offering or what the terms of the offering will be.

O.	EARNINGS PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. No potentially dilutive options or shares have been issued. The authorized shares have been increased to 400,000,000 shares (100,000,000 preferred shares and 300,000,000 common shares) and a one to 452,880 common stock split was declared and became effective as of July 20, 2006. All share and per share information has been adjusted to reflect this split.

P.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for us as of January 1, 2007 and we are evaluating the effect of adoption.

In June 2006, the Emerging Issues Task Force issued EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Task Force concluded that entities should disclose their accounting policy for taxes imposed on a specific revenue-producing transaction between a seller and a customer. We present such taxes on a net basis in our statement of operations. This issue has no effect on our financial position, result of operations or liquidity.

* * * * *

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF OPERATIONS (unaudited)

Dollars in millions, except per share amounts

	One Month Ended April 30, 2005	Four Months Ended April 30, 2005
Net sales (including sales to related parties of $2 and $9)	$137	$582

Cost of sales	127	538
Selling, general and administrative expenses	8	31
Interest expense, including loss on defeasance of debt of $18 and $18	19	21
Other income, net	(1)	(2)

Income (loss) from continuing operations before income taxes	(16)	(6)
Income tax (benefit)	(7)	(3)

Income (loss) from continuing operations	(9)	(3)
(Loss) from discontinued operations, net of tax benefit of $2 and $4	(2)	(5)

Net income (loss)	$(11)	$(8)

Income (loss) per share—basic and diluted (Note G):
Income (loss) from continuing operations	$(0.21)	$(0.07)
(Loss) from discontinued operations	(0.03)	(0.10)

Net income (loss)	$(0.24)	$(0.17)

Basic and diluted weighted average number of common shares outstanding (in thousands) (Note G)	45,288	45,288

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

Dollars in millions

Four Months Ended April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	5
Depreciation and amortization	61
Deferred income taxes	(7)
Investee—earnings and distributions	1
Loss on defeasance of debt	18
Changes in operating assets and liabilities	(76)
Net cash flows of discontinued operations	8

Net cash provided by operating activities	2

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(14)
Net cash flows of discontinued operations	(3)

Net cash used in investing activities	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Net transactions with MeadWestvaco Corporation	15

Net cash provided by financing activities	15

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

NON-CASH TRANSACTIONS
Payment by MeadWestvaco Corporation to defease long-term debt	$162
Contribution of property, plant and equipment by MeadWestvaco Corporation	$1

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Dollars in millions

A.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

These condensed combined financial statements present the historical results of the Printing and Writing Papers Business (the “Business”), which was purchased from MeadWestvaco Corporation (“MeadWestvaco”) by NewPage Corporation (the “Acquisition”) pursuant to the Acquisition, which was funded on May 2, 2005, but deemed to have been completed on April 30, 2005. The Business is engaged in the manufacturing, marketing and distribution of coated paper primarily used for commercial printing, magazines, catalogs, textbooks, and labels. Our products include coated papers, uncoated papers and market pulp production manufactured at four U.S. mills and supported by multiple distribution and converting locations. We operate within one operating segment. The Business consists of the historical Papers business segment of MeadWestvaco adjusted to exclude MeadWestvaco’s investment in Northwood Panelboard and the operations of Specialty Papers, which is a distinct and different business under separate management that were not purchased.

Effective April 1, 2006, NewPage completed the sale of the carbonless paper business, which comprised the carbonless paper segment, to P.H. Glatfelter Company. In the quarter ended March 31, 2006, the carbonless paper business was reported as a discontinued operation. Prior periods have been presented on a comparable basis. Net revenues of the carbonless paper business (included in discontinued operations) were $36 and $135 for the one month and four months ended April 30, 2005.

These condensed combined financial statements are intended to present the historical results of the Business operations during the period. As such, these condensed combined financial statements include allocations of certain expenses, as well as assets and liabilities historically maintained by MeadWestvaco and not recorded in the accounts of the Business. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. However, these combined financial statements may not necessarily be indicative of the results that would have been obtained if the Business had operated as a separate entity during the period presented.

These interim combined financial statements have not been audited. However, in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim period presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the Business’s annual financial statements for the year ended December 31, 2004.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Business’s annual financial statements and notes thereto for the year ended December 31, 2004.

Stock options

The Business measured compensation cost for MeadWestvaco stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles

Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), pro forma net income (loss) would have equaled reported net income (loss).

B.	RESTRUCTURING AND OTHER MERGER-RELATED EXPENSES

Restructuring charges, other than Westvaco and Mead merger related

As part of the Business’s planned integration strategy and various restructuring activities, the Business incurred charges for separation benefits for employees from 2002 through 2004. As of December 31, 2004, substantially all of the approximately 608 originally affected employees from 2002, 2003 and 2004 had been separated.

The activity in the accrued restructuring balances related to the plans described above was as follows:

Employee costs
Balance of related accruals at December 31, 2004	$1
Less: payments	1

Balance of related accruals at April 30, 2005	$—

Westvaco and Mead Merger Related Restructuring

MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. The integration actions included the closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. The balance of the related accruals at December 31, 2004 and April 30, 2005 was $1.

C.	LONG-TERM DEBT

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the one month and four months ended April 30, 2005 is a loss of $18 on the defeasance of the debt and write-off of unamortized financing costs.

D.	EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The employees of the Business were participants in various defined benefit pension and postretirement plans sponsored by MeadWestvaco, and the assets and liabilities were combined with those related to other MeadWestvaco businesses. Similarly, MeadWestvaco managed its domestic postretirement benefit plans on a combined basis, and claims data and liability information related to the Business was aggregated and combined, by plan, with those related to other MeadWestvaco businesses. As a result, pension and postretirement expense for the Business has been determined on a multi-employer plan basis.

Pension costs recorded by the Business with respect to defined benefit pension plans for the one month and four months ended April 30, 2005 were $1 and $5. Upon retirement, MeadWestvaco provides life insurance and other postretirement benefits for certain MeadWestvaco retirees, including certain Business employees. MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs. Costs of providing these benefits to both active and retired employees of the Business were approximately $3 and $13 for the one month and four months ended April 30, 2005.

The employees of the Business were also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco. Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options. MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the one month and four months ended April 30, 2005, the Business incurred expenses of $1 and $3 for matching contributions to the defined contribution benefit plans.

E.	ENVIRONMENTAL AND LEGAL MATTERS

The Business has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the Business. The Business is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to a number of sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which the Business has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. At April 30, 2005, the Business has recorded liabilities of approximately $2 for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The Business believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the Business’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

The Business is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the Business’s financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

F.	RELATED PARTY TRANSACTIONS

Transactions between the Business and other business segments of MeadWestvaco commonly occurred in the normal course of business. In addition, the Business also had purchases from MeadWestvaco’s Forestry Operations of $2 for the four months ended April 30, 2005. Sales to other MeadWestvaco business segments were $2 and $9 for the one month and four months ended April 30, 2005. Purchases from other MeadWestvaco business segments were $1 for the four months ended April 30, 2005.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff. Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. These costs are included in cost of sales or selling, general and administrative expenses, consistent with MeadWestvaco classification, in the accompanying combined statements of operations. Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $1 and $9 for the one month and four months ended April 30, 2005.

In addition to the above, the Business shared facilities and related costs (utilities and services) with other business segments of MeadWestvaco. Costs charged by the Business to MeadWestvaco for shared facilities totaled $1 for the four months ended April 30, 2005. These charges were based on estimates of actual usage for utilities and head count for other services and were recorded as a reduction of the related cost.

G.	EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, we have added disclosures for earnings per share in connection with the offering contemplated by the Registration Statement on Form S-1 by NewPage Holding Corporation (our successor). Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding of NewPage Holding. This presentation reflects the post-acquisition capital structure of the successor for the period on a consistent basis. No potentially dilutive options or shares have been issued. A one to 452,880 common stock split was declared and became effective as of July 20, 2006. All share and per share information has been adjusted to reflect this split.

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to the acquisition. For comparison purposes, we have presented the results of operations for the second quarter and first half ended June 30, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the two months ended June 30, 2005. Accordingly, the discussion and analysis of historical operations of our predecessor during the period prior to the acquisition do not reflect the significant effect that the accounting for the acquisition has had and will have on the reporting of our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-1, as amended, for the year ended December 31, 2005 for more information regarding the comparability of our and our predecessor’s results of operations.

Overview

Company Background

On May 2, 2005, we acquired the Printing and Writing Papers Business of MeadWestvaco, but the acquisition was deemed to have been completed on April 30, 2005. We are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines and catalogs and direct mail advertising. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as annual reports, brochures, coated labels and magazine covers. The remainder of our coated paper is coated groundwood paper, which is used primarily for catalogs, magazines and textbooks. We also produce uncoated paper and market pulp, a component used in the manufacturing of paper.

Sale of Carbonless Paper Business and Hydroelectric Generating Facilities

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. (formerly known as Brascan Power, Inc.) for a cash sales price of $144 million.

Effective April 1, 2006, we completed the sale of our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio, to P.H. Glatfelter Company for a cash sales price of $80 million, subject to a working capital adjustment.

Results of Operations

The following table sets forth our historical results of operations for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report.

Second Quarter 2006 Successor Compared to Second Quarter 2005 Combined Successor and Predecessor

	Successor - NewPage Holding Corp. Second Quarter Ended June 30, 2006		Combined Successor and Predecessor Second Quarter Ended June 30, 2005		Successor – NewPage Holding Corp. Two Months Ended June 30, 2005		Predecessor One Month Ended April 30, 2005
(in millions)	$	%	$	%	$	%	$	%
Net sales	490	100.0	416	100.0	279	100.0	137	100.0
Cost of sales	432	88.1	386	93.0	259	92.9	127	93.2
Selling, general and administrative expense	22	4.6	25	6.0	17	6.1	8	5.6
Interest expense	43	8.8	57	13.6	38	13.7	19	13.5
Other (income) expense	(63)	(12.8)	18	4.3	19	6.7	(1)	(0.5)

Income (loss) from continuing operations before income taxes	56	11.3	(70)	(16.9)	(54)	(19.4)	(16)	(11.8)
Income tax (benefit)	2	0.4	(7)	(1.6)	—	0.0	(7)	(5.0)

Income (loss) from continuing operations	54	10.9	(63)	(15.3)	(54)	(19.4)	(9)	(6.8)
(Loss) from discontinued operations	(9)	(1.9)	(7)	(1.5)	(5)	(1.6)	(2)	(1.3)

Net income (loss)	45	9.0	(70)	(16.8)	(59)	(21.0)	(11)	(8.1)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$125		$24		$6		$18

Net sales for the second quarter of 2006 were $490 million compared to $416 million for the second quarter of 2005, an increase of 18.1%. The increase was largely the result of an increase in coated paper sales volume from 450,000 tons in the second quarter of 2005 to 522,000 tons in the second quarter of 2006 and an increase in average coated paper prices from $877 per ton in the second quarter of 2005 to $894 per ton in the second quarter of 2006. The increase in coated paper sales volume was largely caused by increased demand and recent industry capacity closures. Generally, operating rates in the coated paper markets continued to improve in the second quarter of 2006 and we believe that business drivers such as capacity closures, Gross Domestic Product (“GDP”) growth and advertising spending remain favorable to us in realizing higher sales prices.

Cost of sales for the second quarter of 2006 was $432 million compared to $386 million for the second quarter of 2005. Our gross margin for the second quarter of 2006 improved to 11.9%, compared to 7.0% for the second quarter of 2005. The higher gross margin was due to higher sales prices, productivity improvement initiatives, lower depreciation and amortization expense and lower maintenance costs, offset by higher wood, energy, and chemical costs. Depreciation and amortization expense decreased to $35 million in the second quarter of 2006 from $43 million in the second quarter of 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Energy costs in the second quarter of 2006 increased sharply over the second quarter of 2005 as a result of higher prices for refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Maintenance expense at our mills totaled $43 million and $48 million in the second quarter of 2006 and 2005. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the second quarter of 2006 and 2005 of $3 million and $4 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills. Maintenance expense is expected to be higher in the third quarter compared to the second quarter due to planned annual maintenance outages.

Selling, general and administrative expenses were $22 million for the second quarter of 2006 compared to $25 million for the second quarter of 2005. The decrease was primarily a result of transitional costs of $2 million relating to the setup of our business as a stand-alone business recorded in the second quarter of 2005. As a percentage of net sales, selling, general and administrative expenses decreased in the second quarter of 2006 to 4.6% from 6.0% in the second quarter of 2005.

Interest expense for the second quarter of 2006 was $43 million compared to $57 million for the second quarter of 2005 primarily as a result of the loss incurred by MeadWestvaco on the defeasance of debt at the acquisition in the second quarter of 2005. For periods prior to the acquisition, interest expense relates to long-term debt specifically related to certain mill facilities.

Other (income) expense for the second quarter of 2006 primarily consists of a gain of $66 million on the sale of two hydroelectric generating facilities and a non-cash loss of $6 million determined based on the mark-to-market value of a purchased option contract to which we do not apply hedge accounting treatment. Other (income) expense for the second quarter of 2005 primarily consists of a non-cash loss of $20 million on the purchased option contract.

We recorded income tax expense of $2 million for the second quarter of 2006 compared to an income tax benefit of $7 million for the second quarter of 2005. For the periods subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, we have allocated $2 million of tax benefit in the second quarter of 2006 to other comprehensive income and the corresponding offset as an allocation to tax expense from continuing operations.

Net income was $45 million in the second quarter of 2006 compared with net income (loss) of $(70) million in the second quarter of 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, lower depreciation and amortization of $8 million, $6 million of non-cash losses from our purchased option contract and lower interest expense of $14 million. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. In addition 2006 net income was higher as a result of higher sales prices, higher sales volumes, and productivity improvements, partially offset by higher costs for chemicals, wood, energy and freight.

EBITDA was $125 million and $24 million for the second quarter of 2006 and 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $6 million of non-cash losses from our purchased option contract, and $9 million of non-cash charges and sale-related costs included in loss from discontinued operations. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” below for further information on the use of EBITDA as a measurement tool.

First Half 2006 Successor Compared to First Half 2005 Combined Successor and Predecessor

	Successor - NewPage Holding Corp. First Half Ended June 30, 2006		Combined Successor and Predecessor First Half Ended June 30, 2005		Successor - NewPage Holding Corp. Two Months Ended June 30, 2005		Predecessor Four Month Ended April 30, 2005
(in millions)	$	%	$	%	$	%	$	%
Net sales	997	100.0	861	100.0	279	100.0	582	100.0
Cost of sales	883	88.5	797	92.7	259	92.9	538	92.6
Selling, general and administrative expense	60	6.1	48	5.6	17	6.1	31	5.3
Interest expense	86	8.7	59	6.8	38	13.7	21	3.5
Other (income) expense	(24)	(2.4)	17	1.9	19	6.7	(2)	(0.4)

Income (loss) from continuing operations before income taxes	(8)	(0.9)	(60)	(7.0)	(54)	(19.4)	(6)	(1.0)
Income tax (benefit)	—	0.0	(3)	(0.4)	—	0.0	(3)	(0.5)

Income (loss) from continuing operations	(8)	(0.9)	(57)	(6.6)	(54)	(19.4)	(3)	(0.5)
(Loss) from discontinued operations	(15)	(1.5)	(10)	(1.1)	(5)	(1.6)	(5)	(0.8)

Net income (loss)	(23)	(2.4)	(67)	(7.7)	(59)	(21.0)	(8)	(1.3)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$136		$88		$6		$82

Net sales for the first half of 2006 were $997 million compared to $861 million for the first half of 2005, an increase of 15.9%. The increase was largely the result of an increase in coated paper sales volume from 945,000 tons in the first half of 2005 to 1,062,000 tons in the first half of 2006 and an increase in average coated paper prices from $868 per ton in the first half of 2005 to $890 per ton in the first half of 2006. The increase in coated paper sales volume was largely caused by increased demand and recent industry capacity closures. Generally, operating rates in the coated paper markets continued to improve in the first half of 2006 and we believe that business drivers such as capacity closures, Gross Domestic Product (“GDP”) growth and advertising spending remain favorable to us in realizing higher sales prices.

Cost of sales for the first half of 2006 was $883 million compared to $797 million for the first half of 2005. Our gross margin for the first half of 2006 improved to 11.5%, compared to 7.3% for the first half of 2005. The higher gross margin was due to higher sales prices, productivity improvement initiatives, lower depreciation and amortization expense and lower maintenance costs, offset by higher wood, energy, and chemical costs. Depreciation and amortization expense decreased to $73 million in the first half of 2006 from $88 million in the first half of 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Energy costs in the first half of 2006 increased sharply over the first half of 2005 as a result of higher prices for refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Maintenance expense at our mills totaled $79 million and $89 million in the first half of 2006 and 2005. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the first half of 2006 and 2005 of $3 million and $4 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $60 million for the first half of 2006 compared to $48 million for the first half of 2005. The increase was primarily a result of higher transitional costs of $8 million in the first half of 2006, compared to $2 million in the first half of 2005, relating to the setup of our business as a stand-alone business and equity award expense recognized for our former chief executive officer of $6 million. As a percentage of net sales, selling, general and administrative expenses increased in the first half of 2006 to 6.1% from 5.6% in the first half of 2005.

Interest expense for the first half of 2006 was $86 million compared to $59 million for the first half of 2005 primarily as a result of the interest expense incurred on the debt issued to finance the acquisition. For periods prior to the acquisition, interest expense relates to long-term debt specifically related to certain mill facilities.

Other (income) expense for the first half of 2006 primarily consists of a gain of $66 million on the sale of two hydroelectric generating facilities and a non-cash loss of $45 million determined based on the mark-to-market value of a purchased option contract to which we do not apply hedge accounting treatment. Other (income) expense for the first half of 2005 primarily consists of a non-cash loss of $20 million on the purchased option contract.

We recorded no income tax expense for the first half of 2006 compared to an income tax benefit of $3 million for the first half of 2005. For the periods subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years.

Net income (loss) decreased from $(67) million in the first half of 2005 to $(23) million in the first half of 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, lower depreciation and amortization of $15 million, $45 million of non-cash losses from our purchased option contract and higher interest expense of $27 million. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. In addition 2006 net income was higher as a result of higher sales prices, higher sales volumes, and productivity improvements, partially offset by higher costs for chemicals, wood, energy and freight.

EBITDA was $136 million and $88 million for the first half of 2006 and 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $45 million of non-cash losses for a purchased option contract, equity award expense recognized for our former chief executive officer of $6 million, $8 million of transition costs and $18 million of non-cash charges and sale-related costs included in loss from discontinued operations. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” below for further information on the use of EBITDA as a measurement tool.

In July 2005 the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company, L.P., a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006 we accounted for this investment using the equity method of accounting. As of January 1, 2006 we consolidated the limited partnership. The consolidation did not have a material effect on our financial position, results of operations, or compliance with our debt covenants.

Carbonless Paper Business

Net sales for our former carbonless paper segment were $106 million in the first quarter of 2006, $109 million in the second quarter of 2005 and $208 million in the first half of 2005. The former carbonless segment incurred a pre-tax loss of $9 million in the second quarter of 2006, compared to a pre-tax loss of $8 million in the second quarter of 2005. The increase in the loss from the second quarter of 2005 to the second quarter of 2006 was largely a result of a net loss from the sale of the business of $9 million partially offset by lower depreciation and amortization expense of $5 million.

The former carbonless segment incurred a pre-tax loss of $15 million in the first half of 2006, compared to a pre-tax loss of $13 million in the first half of 2005. The increase in the segment loss from the first half of 2005 to the first half of 2006 was largely a result of a net loss from the sale of the business of $18 million partially offset by lower depreciation and amortization expense of $17 million.

Reconciliation of Net Income (Loss) to EBITDA

EBITDA is not a measure of our performance under accounting principles generally accepted in the United States (“GAAP”), is not intended to represent net income (loss), and should not be used as an alternative to net income (loss) as an indicator of performance. EBITDA is shown because it is a primary component of certain covenants under our senior secured credit facilities and is a basis upon which our management assesses performance. In addition, our management believes EBITDA is useful to investors because it and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA instead of net income (loss) has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income (loss) to EBITDA:

(in millions)	Successor- NewPage Holding Corp. Second Quarter Ended June 30, 2006	Combined Successor and Predecessor Second Quarter Ended June 30, 2005	Successor- NewPage Holding Corp. Two Months Ended June 30, 2005	Predecessor One Month Ended April 30, 2005
Net income (loss)	$45	$(70)	$(59)	$(11)
Interest expense	43	57	38	19
Income taxes (benefit) (including amount in discontinued operations)	2	(9)	—	(9)
Depreciation and amortization (including amount in discontinued operations)	35	46	27	19

EBITDA	$125	$24	$6	$18

(in millions)	Successor- NewPage Holding Corp. First Half Ended June 30, 2006	Combined Successor and Predecessor First Half Ended June 30, 2005	Successor- NewPage Holding Corp. Two Months Ended June 30, 2005	Predecessor Four Months Ended April 30, 2005
Net income (loss)	$(23)	$(67)	$(59)	$(8)
Interest expense	86	59	38	21
Income taxes (benefit) (including amount in discontinued operations)	—	(7)	—	(7)
Depreciation and amortization (including amount in discontinued operations)	73	103	27	76

EBITDA	$136	$88	$6	$82

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. The first quarter is typically a lighter sales volume quarter with some inventory build in anticipation of higher sales volumes in the third quarter. In 2006 our coated paper sales volumes for the first quarter were atypically high and were slightly higher than our second quarter. Our second quarter typically begins to build to a higher sales rate and has historically been our quarter with the highest maintenance spending as a result of scheduled annual maintenance shutdowns. Our third quarter is typically our strongest sales quarter, reflecting a substantial increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales quarter as printing for year-end holidays continues. We expect these trends to continue for the foreseeable future, except that we intend to manage our maintenance schedules so that maintenance costs are incurred more evenly throughout the year.

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of June 30, 2006, there was no outstanding borrowings under the revolving senior secured credit facility and based on availability under the borrowing base as of that date, we had $224 million of borrowing availability under the revolving senior secured credit facility (after taking into account $51 million of outstanding letters of credit). Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. In April 2006 we permanently reduced the commitment under the revolving senior secured credit facility from $350 million to $275 million. This reduction brings the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006.

Our aggregate indebtedness at June 30, 2006, was $1,481 million. We are highly leveraged. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to the expiration and/or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of June 30, 2006, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2006:

	Required	Actual
Maximum Leverage Ratio	5.75	4.31
Maximum Senior Leverage Ratio	2.75	1.86
Minimum Interest Coverage Ratio	2.00	2.19
Minimum Fixed Charges Coverage Ratio	1.00	1.32

NewPage Holding filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether we will complete the offering or what the terms of the offering will be.

Capital expenditures were $38 million and $23 million for the first half ended June 30, 2006 and 2005.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for us as of January 1, 2007 and we are evaluating the effect of adoption.

In June 2006, the Emerging Issues Task Force issued EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Task Force concluded that entities should disclose their accounting policy for taxes imposed on a specific revenue-producing transaction between a seller and a customer. We present such taxes on a net basis in our statement of operations. This issue has no effect on our financial position, result of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates. As of June 30, 2006 and December 31, 2005, $937 million and $1,141 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities, our floating-rate senior secured notes due 2012 and the NewPage Holding PIK notes. The potential increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at June 30, 2006 would be $9 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at June 30, 2006, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $5 million.

Commodity Price Risk

As of May 2, 2005, we entered into a commodity basket option contract. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies. The design of the contract was such that it is expected to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in the fair value of the contract. We account for this contract at fair value with changes recorded as other income (expense). Accordingly, we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of $2 million and $47 million at June 30, 2006 and December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of our financial information.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2006. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of NewPage Holding Corporation	(D)

3.2	Form of Amended and Restated Bylaws of NewPage Holding Corporation	(D)

4.1	Indenture for the Floating Rate Senior PIK Notes due 2013 dated as of May 2, 2005 by and among NewPage Holding Corporation and HSBC Bank USA, National Association, as Trustee	(A)

4.2	Form of Floating Rate Senior PIK Notes due 2013 (included in Exhibit 4.1)	(A)

4.3	Exchange and Registration Rights Agreement, dated May 2, 2005, among NewPage Holding Corporation and the Initial Purchasers set forth therein	(A)

4.4	Intercreditor Agreement, dated as of May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank. N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee	(A)

4.5	Form of Specimen of Common Stock certificate	(D)

10.1	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC)	(A)

10.2	First Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC	(A)

10.3	Second Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC	(A)

10.4	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Escanaba Paper Company	(A)

10.5	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Chillicothe Paper Inc.	(A)

10.6	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Wickliffe Paper Company	(A)

10.7	Revolving Credit and Guaranty Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named herein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets, LLC, Bank of America, N.A. and UBS Securities LLC	(A)

10.8	Term Loan Credit and Guaranty Agreement, dated May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P. and UBS Securities LLC	(A)

10.9	Priority Lien Debt Pledge and Security Agreement, dated May 2, 2005, by and among NewPage Corporation and certain of its affiliates and The Bank of New York	(A)

10.10	Revolving Credit Pledge and Security Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named herein and JPMorgan Chase Bank, N.A.	(A)

10.11	Allocation and Services Agreement dated as of April 30, 2005 between NewPage Corporation and Escanaba Timber LLC	(A)

10.12	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Daniel A. Clark	(A)

10.13	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Matthew L. Jesch	(A)

10.14	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and James C. Tyrone	(A)

10.15	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Peter H. Vogel	(A)

10.16	Consulting Agreement dated May 2, 2005, by and between NewPage Corporation and Mark Suwyn	(A)

10.17	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee	(A)

10.18	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee	(A)

10.19	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee	(A)

10.20	Employment Letter Agreement dated October 6, 2005, by and between NewPage Corporation and Douglas K. Cooper	(A)

10.21	Amended and Restated Fiber Supply Agreement dated as of November 15, 2005, by and among Plum Creek Marketing, Inc. and Escanaba Paper Company	(B)

10.22	Amended and Restated Fiber Supply Agreement dated as of December 16, 2005, by and between Cypress Creek, LLC and Wickliffe Paper Company	(B)

10.23	Stumpage Agreement dated as of December 16, 2005, between Scioto Land Company, LLC and Wickliffe Paper Company	(B)

10.24	Stumpage Agreement dated as of December 16, 2005 between Scioto Land Company and Chillicothe Paper Inc.	(B)

10.25	Asset Purchase Agreement dated January 6, 2006, among Brascan Power Inc., Rumford Falls Power Company and Rumford Paper Company.	(B)

10.26	Asset Purchase Agreement among NewPage Corporation, Chillicothe Paper Inc. and P.H. Glatfelter Company dated February 21, 2006.	(C)

10.27	First Amendment to Revolving Credit and Guaranty Agreement dated as of September 23, 2005 among NewPage Corporation, the guarantors named therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets, LLC, Bank of America, N.A. and UBS Securities LLC	(C)

10.28	Second Amendment to Revolving Credit and Guaranty Agreement dated as of February 23, 2006 among NewPage Corporation, the guarantors named therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets, LLC, Bank of America, N.A. and UBS Securities LLC	(C)

10.29	First Amendment to Term Loan Credit and Guaranty Agreement dated as of February 23, 2006, by and among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P. and UBS Securities LLC	(C)

10.30	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Charles J. Aardema	(C)

10.31	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and George F. Martin	(C)

10.32	Separation Letter Agreement dated April 5, 2006 by and between NewPage Corporation and Peter H. Vogel	(C)

10.33	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Mark A. Suwyn	(C)

10.34	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Richard D. Willett, Jr.	(C)

10.35	Form of Indemnification Agreement	(E)

10.36	Form of Independent Director Agreement	(E)

10.37	Amendment No. 1 to Asset Purchase Agreement dated as of June 7, 2006 among Brookfield Power Inc. (formerly known as Brascan Power, Inc.), Rumford Falls Power Company and Rumford Paper Company	(D)

10.38	Form of NewPage Holding Corporation 2006 Incentive Plan	(D)

10.39	Form of Management Lock-up Agreement	(E)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(A)	Previously filed on October 31, 2005 as an exhibit to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-129343).
(B)	Previously filed on January 18, 2006 as an exhibit to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343).
(C)	Previously filed on April 17, 2006 as an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343).
(D)	Previously filed on June 14, 2006 as an exhibit to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367).
(E)	Previously filed on July 12, 2006 as an exhibit to the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION

By:	/s/ Matthew L. Jesch
Matthew L. Jesch
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	August 8, 2006