Form 10-Q
period 2006-09-30
NewPage Holding CORP; NewPage CORP
filed 2006-11-13
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

Courthouse Plaza Northeast

Dayton, Ohio 45463

877.855.7243

Commission File Number	Registrant	IRS Employer Identification Number	State of Incorporation
333-133367	NEWPAGE HOLDING CORPORATION	05-0616158	Delaware
333-125952	NEWPAGE CORPORATION	05-0616156	Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

NewPage Holding Corporation	Yes ☒	No ☐
NewPage Corporation	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

NewPage Holding Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
NewPage Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

NewPage Holding Corporation	Yes ☐	No ☒
NewPage Corporation	Yes ☐	No ☒

There were 45,288,000 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of November 1, 2006.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and our wholly-owned subsidiary. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries, including our predecessor. Other than NewPage Holding’s debt obligation and related financing costs, accrued liabilities, interest expense and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Our address is Courthouse Plaza Northeast, Dayton, Ohio 45463, and our telephone number is 877.855.7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

SAFE HARBOR STATEMENT

This quarterly report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and energy costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment, including requirements for enhanced environmental compliance; and our ability to operate as a stand-alone business. See “Item 1A—Risk Factors” in NewPage Holding’s registration statement on Form S-4, as amended, and NewPage’s Annual Report on Form 10-K for the year ended December 31, 2005 for more information about important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Successor
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	4
Consolidated Statements of Operations for the third quarter and three quarters ended September 30, 2006 and the third quarter and five months ended September 30, 2005	5
Consolidated Statements of Stockholder’s Equity for the three quarters ended September 30, 2006	7
Condensed Consolidated Statements of Cash Flows for the three quarters ended September 30, 2006 and five months ended September 30, 2005	8
Notes to Condensed Consolidated Financial Statements	9

Predecessor
Printing and Writing Papers Business (a business of MeadWestvaco Corporation):
Combined Statement of Operations for the four months ended April 30, 2005	17
Condensed Combined Statement of Cash Flows for the four months ended April 30, 2005	18
Notes to Condensed Combined Financial Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	33

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	34
Item 6. Exhibits	34
Signatures	35

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2006	Dec. 31, 2005
ASSETS
Cash and cash equivalents (Note C)	$35	$1	$35	$1
Accounts receivable, net	217	191	219	191
Inventories (Note D)	335	343	335	343
Other current assets	30	20	31	20
Assets of discontinued operations (Note N)	—	152	—	152

Total current assets	617	707	620	707

Property, plant and equipment, net of accumulated depreciation of $182 as of September 30, 2006 and $92 as of December 31, 2005	1,329	1,408	1,329	1,408
Intangibles and other assets (Note E)	118	189	115	187

TOTAL ASSETS	$2,064	$2,304	$2,064	$2,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$148	$162	$147	$162
Accrued expenses	131	102	131	102
Current maturities of long term debt (Note G)	6	8	6	8
Liabilities of discontinued operations (Note N)	—	66	—	66

Total current liabilities	285	338	284	338

Long-term debt (Note G)	1,479	1,677	1,344	1,555
Other long-term obligations	60	62	61	62
Commitments and contingencies (Note K)
Minority interest	39	—	39	—

STOCKHOLDER’S EQUITY
Common stock, NewPage Holding—300,000,000 shares authorized, 45,288,000 shares issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	290	289	400	399
Accumulated deficit	(94)	(67)	(69)	(57)
Accumulated other comprehensive income	5	5	5	5

Total stockholder’s equity	201	227	336	347

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,064	$2,304	$2,064	$2,302

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED SEPTEMBER 30, 2006

AND THIRD QUARTER AND FIVE MONTHS ENDED SEPTEMBER 30, 2005

Dollars in millions, except per share amounts

	NewPage Holding
	Third Quarter Ended Sept. 30, 2006	Third Quarter Ended Sept. 30, 2005	Three Quarters Ended Sept. 30, 2006	Five Months Ended Sept. 30, 2005
Net sales	$522	$507	$1,519	$786

Cost of sales	466	454	1,349	713
Selling, general and administrative expenses	21	28	81	45
Interest expense (including $8, $5, $22 and $9 for amortization of debt issuance costs and debt discount, interest on NewPage Holding PIK notes and $11 for write-off of bridge financing costs in the five months of 2005)	39	41	125	79
Other (income) expense, net (Notes F and M)	—	(28)	(24)	(9)

Income (loss) from continuing operations before taxes	(4)	12	(12)	(42)
Income tax (benefit)	1	(1)	1	(1)

Income (loss) from continuing operations	(5)	13	(13)	(41)
Income (loss) from discontinued operations (net of tax expense (benefit) of $0, $1, $0 and $1) (Note N)	1	6	(14)	1

Net income (loss)	$(4)	$19	$(27)	$(40)

Income (loss) per share—basic and diluted (Note O):
Income (loss) from continuing operations	$(0.09)	$0.28	$(0.28)	$(0.92)
Income (loss) from discontinued operations	0.02	0.12	(0.31)	0.03

Net income (loss)	$(0.07)	$0.40	$(0.59)	$(0.89)

Basic and diluted weighted average number of common shares outstanding (in thousands) (Note O)	45,288	45,288	45,288	45,288

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED SEPTEMBER 30, 2006

AND THIRD QUARTER AND FIVE MONTHS ENDED SEPTEMBER 30, 2005

Dollars in millions

	NewPage
	Third Quarter Ended Sept. 30, 2006	Third Quarter Ended Sept. 30, 2005	Three Quarters Ended Sept. 30, 2006	Five Months Ended Sept. 30, 2005
Net sales	$522	$507	$1,519	$786

Cost of sales	466	454	1,349	713
Selling, general and administrative expenses	21	28	81	45
Interest expense (including $3, $2, $8 and $3 for amortization of debt issuance costs and debt discount and $11 for write-off of bridge financing costs in the five months of 2005)	34	38	111	73
Other (income) expense, net (Notes F and M)	—	(28)	(24)	(9)

Income (loss) from continuing operations before taxes	1	15	2	(36)
Income tax (benefit)	—	(1)	—	(1)

Income (loss) from continuing operations	1	16	2	(35)
Income (loss) from discontinued operations (net of tax expense (benefit) of $0, $1, $0 and $1) (Note N)	1	6	(14)	1

Net income (loss)	$2	$22	$(12)	$(34)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2006

Dollars in millions; shares in thousands

	Common Stock		Additional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income
	Shares	Amount
Balance at December 31, 2005	45,288	$—	$289	$(67)	$5
Net income (loss)				(27)
Change in unrealized gain on cash-flow hedges					—
Equity awards (Note H)			8
Loan to Maple Timber Acquisition			(7)

Balance at September 30, 2006	45,288	$—	$290	$(94)	$5

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2006

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income
	Shares	Amount
Balance at December 31, 2005	100	$—	$399	$(57)	$5
Net income (loss)				(12)
Change in unrealized gain on cash-flow hedges					—
Equity awards (Note H)			8
Loan to Maple Timber Acquisition			(7)

Balance at September 30, 2006	100	$—	$400	$(69)	$5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2006

AND FIVE MONTHS ENDED SEPTEMBER 30, 2005

Dollars in millions

	NewPage Holding		NewPage
	Three Quarters Ended Sept. 30, 2006	Five Months Ended Sept. 30, 2005	Three Quarters Ended Sept. 30, 2006	Five Months Ended Sept. 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27)	$(40)	$(12)	$(34)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations	14	(1)	14	(1)
Depreciation and amortization	107	69	107	69
Amortization of debt issuance costs and debt discount and write-off of bridge financing costs in 2005	9	15	8	14
Interest expense on NewPage Holding PIK notes	13	5	—	—
Gain on sale of assets	(65)	—	(65)	—
Unrealized (gain) loss on option contracts	48	(6)	48	(6)
Investee—earnings and distributions	—	3	—	3
LIFO effect	(1)	3	(1)	3
Equity award expense (Note H)	8	1	8	1
Change in operating assets and liabilities	(9)	36	(10)	36
Net cash flows of discontinued operations	(10)	25	(10)	25

Net cash provided by operating activities	87	110	87	110

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	—	(1,973)	—	(1,973)
Proceeds from sale of assets	228	—	228	—
Capital expenditures	(63)	(26)	(63)	(26)
Cash paid for option contracts	—	(73)	—	(73)
Net cash flows of discontinued operations	(1)	(5)	(1)	(5)

Net cash provided by (used in) investing activities	164	(2,077)	164	(2,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	413	—	437
Proceeds from issuance of long-term debt and initial draw of revolver	—	1,719	—	1,694
Payment of debt issuance costs	(1)	(59)	(1)	(58)
Distributions from Rumford Cogeneration to limited partners	(6)	—	(6)	—
Loan to Maple Timber Acquisition (Note H)	(7)	—	(7)	—
Payments on long-term debt	(167)	—	(167)	—
Net borrowings (payments) on revolving credit facility	(46)	(105)	(46)	(105)

Net cash provided by (used in) financing activities	(227)	1,968	(227)	1,968

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	10	—	10	—

Net increase in cash and cash equivalents	34	1	34	1
Cash and cash equivalents at beginning of period	1	—	1	—

Cash and cash equivalents at end of period	$35	$1	$35	$1

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$91	$17	$91	$17

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER AND THREE QUARTERS ENDED SEPTEMBER 30, 2006

AND THIRD QUARTER AND FIVE MONTHS ENDED SEPTEMBER 30, 2005

Dollars in millions

A. BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) and its subsidiaries are engaged in the manufacturing, marketing and distribution of coated papers primarily used for commercial printing, magazines, catalogs, textbooks and labels. Our products also include uncoated papers and market pulp. Our products are manufactured at four U.S. mills and supported by multiple distribution and converting locations. We operate within one operating segment. The consolidated financial statements include the accounts of NewPage Holding and its majority-owned or -controlled subsidiaries. All intercompany transactions and balances have been eliminated.

Unless otherwise noted, the terms “we,” “our,” and “us,” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accrued liabilities, interest expense and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

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

Cash and cash equivalents	$10
Property, plant and equipment, net	39
Other assets (equity method investment)	(3)
Accounts payable and accrued expenses	(2)
Minority interest	(44)

$—

Effective April 1, 2006, we completed the sale of our carbonless paper business, which comprised our carbonless paper segment, to P.H. Glatfelter Company. In the quarter ended March 31, 2006 we began reporting the carbonless paper business as a discontinued operation. See Note N for further information.

The balance sheets as of December 31, 2005 are condensed financial information derived from the audited balance sheets, but do not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements are unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto as of and for the eight months ended December 31, 2005 included in NewPage Holding’s registration statement on Form S-4, as amended, and NewPage’s Annual Report on Form 10-K for the year ended December 31, 2005.

B. ACQUISITION

On May 2, 2005, NewPage and subsidiaries acquired the Printing and Writing Papers Business (the “predecessor”) from MeadWestvaco Corporation for $2,060 (the “acquisition”), which was deemed to have been completed on April 30, 2005.

C. CASH AND CASH EQUIVALENTS

Consolidated cash and cash equivalents include those of Rumford Cogeneration. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of Rumford Cogeneration; however, $11 of the consolidated cash and cash equivalents at September 30, 2006 is the property of Rumford Cogeneration and are not available to NewPage Holding or NewPage for debt service or other purposes until distributed from the partnership to its partners.

D. INVENTORIES

Inventories as of September 30, 2006 and December 31, 2005 consist of:

	Sept. 30, 2006	Dec. 31, 2005
Finished and in-process goods	$234	$242
Raw materials	44	45
Stores and supplies	57	56

	$335	$343

If inventories had been valued at current costs, they would have been valued at $325 and $330 at September 30, 2006 and December 31, 2005.

E. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of September 30, 2006 and December 31, 2005 consist of:

	Sept. 30, 2006	Dec. 31, 2005
NewPage Corporation:
Commodity basket option contract	$—	$47
Financing costs (net of accumulated amortization of $12 and $5)	36	42
Prepaid pension asset	34	36
Intangibles—customer relationships (net of accumulated amortization of $3 and $1)	23	25
Other	22	37

Subtotal	115	187
NewPage Holding Corporation:
Financing costs	1	1
Other	2	1

	$118	$189

F. DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the third quarter and three quarters ended September 30, 2006 and the third quarter and five months ended September 30, 2005 include non-cash (gains) losses of $2, $47, $(25) and $(5) determined based on the mark-to-market value of the option contract.

G. LONG-TERM DEBT

The balances of long-term debt as of September 30, 2006 and December 31, 2005 are as follows:

	Sept. 30, 2006	Dec. 31, 2005
NewPage Corporation:
Revolving senior secured credit facility (LIBOR plus 2.00%)	$—	$46
Term loan senior secured credit facility (LIBOR plus 3.00%)	581	748
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $350)	346	346
12% senior subordinated notes (face amount $200)	198	198

Total long-term debt, including current portion	1,350	1,563
Current portion of long-term debt	6	8

Subtotal	1,344	1,555
NewPage Holding Corporation:
Senior unsecured PIK notes (face amount $147 and $134; LIBOR plus 7.00%)	135	122

Long-term debt	$1,479	$1,677

All of our assets are pledged as collateral under our various debt agreements. See NewPage Holding’s registration statement on Form S-4, as amended, and NewPage’s Annual Report on Form 10-K for the year ended December 31, 2005 for further details on our debt agreements.

In April 2006, we permanently reduced the commitment under the revolving senior secured credit facility from $350 to $275. This reduction brings the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006. Included in interest expense for the three quarters ended September 30, 2006 is $1 for write-off of deferred financing costs related to the amount of the reduction in the revolver commitment.

H. EQUITY AWARD EXPENSE AND REPURCHASE

Included in selling, general and administrative expenses for the third quarter and three quarters ended September 30, 2006 is $1 and $8 of equity award expense, including $6 in the three quarters of 2006 for the repurchase of unvested equity interests granted to our former chief executive officer, Peter H. Vogel, Jr. Under a Repurchase Agreement dated April 5, 2006 between Maple Timber Acquisition LLC (“Maple Timber”), our indirect parent, and Mr. Vogel, Maple Timber agreed to repurchase all of Mr. Vogel’s Paper Class A Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $7 on May 16, 2006. NewPage loaned $7 to Maple Timber to enable Maple Timber to satisfy its repurchase obligations. This has been recorded as a reduction in shareholder’s equity as repayment is not assured.

I. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss) and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) is as follows:

	Third Quarter Ended Sept. 30, 2006	Third Quarter Ended Sept. 30, 2005	Three Quarters Ended Sept. 30, 2006	Five Months Ended Sept. 30, 2005
NewPage Holding	$(12)	$24	$(27)	$(35)
NewPage	$(6)	$27	$(12)	$(29)

J. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Third Quarter Ended Sept. 30, 2006	Third Quarter Ended Sept. 30, 2005	Three Quarters Ended Sept. 30, 2006	Five Months Ended Sept. 30, 2005
Service cost	$2	$3	$7	$5
Interest cost	3	3	10	5
Expected return on plan assets	(4)	(6)	(15)	(10)

Net periodic costs	1	—	2	—
Curtailment loss	—	—	2	—
Settlement loss	—	—	5	—
Less—allocated to discontinued operations	—	—	(7)	—

Net cost allocated to continuing operations	$1	$—	$2	$—

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Third Quarter Ended Sept. 30, 2006	Third Quarter Ended Sept. 30, 2005	Three Quarters Ended Sept. 30, 2006	Five Months Ended Sept. 30, 2005
Service cost	$—	$—	$1	$—
Interest cost	—	1	1	1

Net periodic costs	—	1	2	1
Settlement gain	—	—	(8)	—
Less—allocated to discontinued operations	—	—	7	—

Net cost allocated to continuing operations	$—	$1	$1	$1

K. COMMITMENTS AND CONTINGENCIES

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

L. INCOME TAXES

We have recorded a valuation allowance against our net deferred tax assets for federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years.

M. SALE OF HYDROELECTRIC FACILITIES

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. for a cash sales price of $144. Included in other income (expense) for the three quarters ended September 30, 2006 is a gain on the sale of $66.

N. SALE OF CARBONLESS PAPER BUSINESS

Effective April 1, 2006, we completed the sale of our carbonless paper business to P.H. Glatfelter Company for a cash sales price of $84, after the final working capital adjustment.

Net sales of the carbonless paper business (included in discontinued operations) were $106, $110 and $183 for the three quarters ended September 30, 2006 and the third quarter and five months ended September 30, 2005. Included in the loss from discontinued operations for the three quarters ended September 30, 2006 is $18 of charges related to the sale of the business, including curtailment and settlement costs related to the employee benefit plans.

O. EARNINGS PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. No potentially dilutive options or shares have been issued. The authorized shares of NewPage Holding have been increased to 400,000,000 shares (100,000,000 preferred shares and 300,000,000 common shares) and a one to 452,880 common stock split was declared and became effective as of July 20, 2006. All share and per share information has been adjusted to reflect this split.

P. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of January 1, 2008 and we are evaluating the effect of adoption.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for us as of December 31, 2006 for purposes of recognizing the asset or liability on our balance sheet and is effective for us no later than December 31, 2008 for purposes of changing our measurement date to year-end. Based on the fair value of plan assets as of September 30, 2006, we expect to recognize a pre-tax gain in other comprehensive income of approximately $15 to $20 upon adoption of the recognition portion of SFAS No. 158. This amount may be greater or lesser than the actual amount to be recognized as a result of changes in actuarial assumptions.

In September 2006, the Financial Accounting Standards Board issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The staff position prohibits the accrue-in-advance method of accounting for planned major maintenance activities and requires disclosure of the method of accounting for these activities. We account for all maintenance costs using the direct-expense method, whereby costs are recorded in the income statement in the same period that they are incurred. This issue has no effect on our financial position, result of operations or liquidity.

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

Q. SUBSEQUENT EVENT

On October 31, 2006 management committed to a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at the Luke, Maryland operation. We expect to incur charges totaling approximately $19 to $25, most of which will be recognized in the fourth quarter of 2006, with the remainder recognized in the first quarter of 2007. The paper machine shutdown and related activities are expected to be complete by the end of the first quarter of 2007.

* * * * *

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF OPERATIONS (unaudited)

Dollars in millions, except per share amounts

Four Months Ended April 30, 2005
Net sales (including sales to related parties of $9)	$582

Cost of sales	538
Selling, general and administrative expenses	31
Interest expense, including loss on defeasance of debt of $18	21
Other income, net	(2)

Income (loss) from continuing operations before income taxes	(6)
Income tax (benefit)	(3)

Income (loss) from continuing operations	(3)
(Loss) from discontinued operations, net of tax benefit of $4	(5)

Net income (loss)	$(8)

Income (loss) per share—basic and diluted (Note G):
Income (loss) from continuing operations	$(0.07)
(Loss) from discontinued operations	(0.10)

Net income (loss)	$(0.17)

Basic and diluted weighted average number of common shares outstanding (in thousands) (Note G)	45,288

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

Effective April 1, 2006, NewPage completed the sale of the carbonless paper business, which comprised the carbonless paper segment, to P.H. Glatfelter Company. The carbonless paper business is reported as a discontinued operation and prior periods have been presented on a comparable basis. Net revenues of the carbonless paper business (included in discontinued operations) were $135 for the four months ended April 30, 2005.

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

C. LONG-TERM DEBT

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the four months ended April 30, 2005 is a loss of $18 on the defeasance of the debt and write-off of unamortized financing costs.

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

Pension costs recorded by the Business with respect to defined benefit pension plans for the four months ended April 30, 2005 were $5. Upon retirement, MeadWestvaco provides life insurance and other postretirement benefits for certain MeadWestvaco retirees, including certain Business employees.

MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs. Costs of providing these benefits to both active and retired employees of the Business were approximately $13 for the four months ended April 30, 2005.

The employees of the Business were also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco. Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options. MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the four months ended April 30, 2005, the Business incurred expenses of $3 for matching contributions to the defined contribution benefit plans.

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

F. RELATED PARTY TRANSACTIONS

Transactions between the Business and other business segments of MeadWestvaco commonly occurred in the normal course of business. In addition, the Business also had purchases from MeadWestvaco’s Forestry Operations of $2 for the four months ended April 30, 2005. Sales to other MeadWestvaco business segments were $9 for the four months ended April 30, 2005. Purchases from other MeadWestvaco business segments were $1 for the four months ended April 30, 2005.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff. Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. These costs are included in cost of sales or selling, general and administrative expenses, consistent with MeadWestvaco classification, in the accompanying combined statements of operations. Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $9 for the four months ended April 30, 2005.

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

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of NewPage Holding and subsidiaries’ financial condition and results of operations covers certain periods prior to the acquisition. For comparison purposes, we have presented the results of operations for the three quarters ended September 30, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the five months ended September 30, 2005. Accordingly, the discussion and analysis of historical operations of our predecessor during the period prior to the acquisition do not reflect the significant effect that the accounting for the acquisition has had and will have on the reporting of our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in NewPage Holding’s registration statement on Form S-4, as amended, for more information regarding the comparability of our and our predecessor’s results of operations.

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

Effective April 1, 2006, we completed the sale of our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio, to P.H. Glatfelter Company for a cash sales price of $84 million, after the final working capital adjustment.

Subsequent Event

On October 31, 2006 management committed to a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at the Luke, Maryland operation. In August 2005, NewPage announced that the No. 7 paper machine, the smallest of the three paper machines at Luke, was placed on a reduced operating schedule based on market conditions. The decision to completely shut down the No. 7 paper machine was made in order to continue to improve our cost position and financial performance and better align capacity with market demand.

The paper machine shutdown and related activities are expected to be complete by the first quarter of 2007. We expect to incur charges totaling approximately $19 million to $25 million, which includes approximately $1 million to $2 million for severance and benefit costs, $2 million to $3 million for costs of early retirement benefits, including a pension curtailment loss, and $16 million to $20 million for accelerated depreciation on machinery and equipment and write-off of stores and supplies inventory related to the machinery. The severance and other associated charges require the outlay of cash; the pension plan curtailment charge, accelerated depreciation and write-off of inventory represent non-cash charges. Most of the total charge will be recognized in the fourth quarter of 2006, with the remainder recognized in the first quarter of 2007.

Results of Operations

The following table sets forth the historical results of operations of NewPage Holding for the periods indicated below. In the quarter ended March 31, 2006 we began reporting the carbonless paper business as a discontinued operation. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report.

Third Quarter 2006 Compared to Third Quarter 2005

	NewPage Holding Third Quarter Ended Sept. 30,
	2006		2005
(in millions)	$	%	$	%
Net sales	522	100.0	507	100.0
Cost of sales	466	89.2	454	89.5
Selling, general and administrative expenses	21	4.0	28	5.5
Interest expense	39	7.5	41	8.0
Other (income) expense, net	—	0.0	(28)	(5.4)

Income (loss) from continuing operations before taxes	(4)	(0.7)	12	2.4
Income tax (benefit)	1	0.1	(1)	(0.1)

Income (loss) from continuing operations	(5)	(0.8)	13	2.5
Income (loss) from discontinued operations	1	0.2	6	1.1

Net income (loss)	(4)	(0.6)	19	3.6

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$70		$103

Net sales for the third quarter of 2006 were $522 million compared to $507 million for the third quarter of 2005, an increase of 3%. The increase was largely the result of an increase in average coated paper prices from $878 per ton in the third quarter of 2005 to $907 per ton in the third quarter of 2006, offset by a decrease in coated paper sales volume from 549,000 tons in the third quarter of 2005 to 528,000 tons in the third quarter of 2006. The increase in average coated paper prices is the result of previously announced price increases on selected grades. Generally, operating rates in the coated paper markets slowed slightly in the third quarter of 2006 from the previous quarter. We expect that our average coated sales price will decline slightly in the fourth quarter of 2006, primarily as a result of seasonably slower markets, and as we adjust the balance of our product mix. We believe that business drivers such as continuing capacity rationalization, Gross Domestic Product (“GDP”) growth and advertising spending remain favorable to us in realizing future sales price increases over a longer timeframe. We believe the decrease in sales volume is attributable to buying by customers during the first half of 2006 ahead of previously announced price increases on selected grades and the resumption of historical levels of imports following the resolution of strikes at UPM-Kymmene Corporation’s Miramichi mill in Canada and in Finland. During the third quarter of 2006 we did not take market-related downtime of coated paper, compared to 27,000 tons of market-related downtime in the third quarter of 2005. In 2007, we plan to take modest machine downtime at our mill in Rumford, Maine in order to match production with market demand. Rumford’s No. 11 paper machine is expected to be down for approximately three months, beginning in the first quarter of 2007, resulting in a decrease of production of approximately 25,000 tons of coated paper. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the third quarter of 2006 was $466 million compared to $454 million for the third quarter of 2005. Gross margin for the third quarter of 2006 improved to 10.8%, compared to 10.5% for the third quarter of 2005. The improved gross margin was driven by higher sales prices and productivity improvement initiatives, offset by higher maintenance costs primarily driven by the planned shutdown which took place at our Escanaba operations, unfavorable results at one of our mills driven by poor production yields and higher material usage, and overall higher energy and chemical costs. Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Energy costs in the third quarter of 2006 increased sharply over the third quarter of 2005 as a result of higher costs for refined petroleum products. The cost of chemicals in the third quarter of 2006 increased slightly over the third quarter of 2005 as increases in latex and starch prices were offset by decreases in prices of titanium and plastic pigments. Latex prices historically have been volatile, fluctuating with the price of crude oil. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Maintenance expense at our mills totaled $50 million and $42 million in the third quarter of 2006 and 2005. In conjunction with our annual maintenance shutdowns, we also had incidental incremental costs for the third quarter of 2006 and 2005 of $13 million and $1 million that were primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise have been produced as part of normal operations of our mills. The $8 million increase in maintenance expense and $12 million increase in incidental incremental costs during the third quarter of 2006 was primarily attributed to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines, investment in certain coating equipment and other maintenance-related items. Maintenance costs are expected to decline significantly in the fourth quarter of 2006.

Selling, general and administrative expenses were $21 million for the third quarter of 2006 compared to $28 million for the third quarter of 2005. Selling, general and administrative expenses were higher in the third quarter of 2005 primarily as a result of transitional costs of $5 million relating to the setup of our business as a stand-alone business recorded in that period. As a percentage of net sales, selling, general and administrative expenses decreased in the third quarter of 2006 to 4.0% from 5.5% in the third quarter of 2005.

Interest expense for the third quarter of 2006 was $39 million compared to $41 million for the third quarter of 2005. Interest expense for NewPage only for the third quarter of 2006 was $34 million compared to $38 million for the third quarter of 2005. The decrease was primarily a result of lower outstanding debt balances partly offset by higher interest rates on our floating-rate debt.

Other (income) expense for the third quarter of 2006 primarily consists of an unrealized non-cash loss of $2 million determined based on the mark-to-market value of the purchased option contract. Other (income) expense for the third quarter of 2005 primarily consists of an unrealized non-cash gain of $25 million on the purchased option contract.

The income tax expense (benefit) for the third quarter of 2006 and 2005 was $1 million and $(1) million. For the periods subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years.

Net income (loss) was $(4) million in the third quarter of 2006 compared to net income of $19 million in the third quarter of 2005. Significant items in 2006 included $8 million of maintenance costs and $12 million of incidental incremental costs primarily attributable to the planned maintenance shutdown which took place at our Escanaba operations for improvements to one of our paper machines, certain coating equipment and other maintenance-related items. Significant items in 2005 included an unrealized non-cash gain of $25 million for the purchased option contract and $5 million of expenses for transition costs. In addition 2006 net income was lower as a result of higher costs for energy. These items were partially offset by higher sales prices, and productivity improvements.

EBITDA was $70 million and $103 million for the third quarter of 2006 and 2005. Significant items in 2006 included an unrealized non-cash loss of $2 million for the purchased option contract. Significant items in 2005 included an unrealized non-cash gain of $25 million for the purchased option contract and $5 million of expenses for transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

First Three Quarters 2006 Successor Compared to First Three Quarters 2005 Combined Successor and Predecessor

	Successor - NewPage Holding		Combined Successor and Predecessor		Successor - NewPage Holding		Predecessor
	Three Quarters Ended Sept. 30, 2006		Three Quarters Ended Sept. 30, 2005		Five Months Ended Sept. 30, 2005		Four Month Ended April 30, 2005
(in millions)	$	%	$	%	$	%	$	%
Net sales	1,519	100.0	1,368	100.0	786	100.0	582	100.0
Cost of sales	1,349	88.8	1,251	91.5	713	90.8	538	92.6
Selling, general and administrative expenses	81	5.4	76	5.5	45	5.7	31	5.3
Interest expense	125	8.2	100	7.2	79	10.0	21	3.5
Other (income) expense, net	(24)	(1.6)	(11)	(0.7)	(9)	(1.1)	(2)	(0.4)

Income (loss) from continuing operations before taxes	(12)	(0.8)	(48)	(3.5)	(42)	(5.4)	(6)	(1.0)
Income tax (benefit)	1	0.1	(4)	(0.3)	(1)	(0.1)	(3)	(0.5)

Income (loss) from continuing operations	(13)	(0.9)	(44)	(3.2)	(41)	(5.3)	(3)	(0.5)
Income (loss) from discontinued operations	(14)	(0.9)	(4)	(0.3)	1	0.2	(5)	(0.8)

Net income (loss)	(27)	(1.8)	(48)	(3.5)	(40)	(5.1)	(8)	(1.3)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$206		$191		$109		$82

Net sales for the first three quarters of 2006 were $1,519 million compared to $1,368 million for the first three quarters of 2005, an increase of 11%. The increase was largely the result of an increase in coated paper sales volume from 1,495,000 tons in the first three quarters of 2005 to 1,590,000 tons in the first three quarters of 2006 and an increase in average coated paper prices from $872 per ton in the first three quarters of 2005 to $896 per ton in the first three quarters of 2006. The increase in coated paper sales volume was largely caused by increased demand and recent industry capacity closures. Generally, operating rates in the coated paper markets improved during the first half of 2006, but slowed slightly in the third quarter of 2006. During the first three quarters of 2006 we did not take market-related downtime of coated paper compared to 46,000 tons of market-related downtime in the first three quarters of 2005.

Cost of sales for the first three quarters of 2006 was $1,349 million compared to $1,251 million for the first three quarters of 2005. Gross margin for the first three quarters of 2006 improved to 11.2%, compared to 8.5% for the first three quarters of 2005. The improved gross margin was driven by higher sales prices, productivity improvement initiatives, lower depreciation and amortization expense, offset by higher wood, energy, and chemical costs, higher maintenance costs resulting primarily from the planned maintenance shutdown which took place at our Escanaba operations and unfavorable production results at one of our mills. Depreciation and amortization expense decreased to $107 million in the first three quarters of 2006 from $130 million in the first three quarters of 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition.

Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Energy costs in the first three quarters of 2006 increased sharply over the first three quarters of 2005 as a result of higher costs for refined petroleum products. The cost of chemicals in the first three quarters of 2006 increased slightly over the first three quarters of 2005 as increases in latex and starch prices were partially offset by decreases in prices of titanium and plastic pigments.

Maintenance expense at our mills totaled $129 million and $131 million in the first three quarters of 2006 and 2005. In conjunction with our annual maintenance shutdowns, we also had incidental incremental costs for the first three quarters of 2006 and 2005 of $16 million and $4 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills. Maintenance expense and related incremental costs for the first three quarters of 2006 include $8 million in maintenance expense and $12 million in incremental costs, primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines, investment in certain coating equipment and other maintenance-related items during the third quarter.

Selling, general and administrative expenses were $81 million for the first three quarters of 2006 compared to $76 million for the first three quarters of 2005. Included in SG&A for the first three quarters of 2006 were equity award expense recognized for our former chief executive officer of $6 million and transitional costs of $8 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. Included in SG&A for the first three quarters of 2005 were transitional costs of $7 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses decreased in the first three quarters of 2006 to 5.4% from 5.5% in the first three quarters of 2005.

Interest expense for the first three quarters of 2006 was $125 million compared to $100 million for the first three quarters of 2005, primarily as a result of the interest expense incurred on the debt issued to finance the acquisition. For periods prior to the acquisition, interest expense relates to long-term debt specifically related to certain mill facilities. Interest expense for NewPage only for the first three quarters of 2006 was $111 million compared to $94 million for the first three quarters of 2005.

Other (income) expense for the first three quarters of 2006 primarily consists of a gain of $66 million on the sale of the two hydroelectric generating facilities and an unrealized non-cash loss of $47 million determined based on the mark-to-market value of the purchased option contract. Other (income) expense for the first three quarters of 2005 primarily consists of an unrealized non-cash gain of $5 million on the purchased option contract.

The income tax expense (benefit) for the first three quarters of 2006 and 2005 was $1 million and $(4) million. For the periods subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years.

Net income (loss) was $(27) million in the first three quarters of 2006 compared to net income (loss) of $(48) million in the first three quarters of 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, lower depreciation and amortization of $23 million, a

$47 million unrealized non-cash loss for the purchased option contract, higher interest expense of $25 million and $20 million of maintenance and incidental incremental costs primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines, certain coated equipment and other maintenance-related items. Significant items in 2005 included an unrealized non-cash gain of $5 million for the purchased option contract and $7 million of expenses for transition costs. In addition, 2006 net income was lower as a result of higher costs for chemicals, wood and energy. These items were partially offset by higher sales prices, higher sales volumes, and productivity improvements.

EBITDA was $206 million and $191 million for the first three quarters of 2006 and 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, a $47 million unrealized non-cash loss for the purchased option contract, equity award expense of $8 million, $8 million of expenses for transition costs and $18 million of non-cash charges and sale-related costs included in loss from discontinued operations. Significant items in 2005 included an unrealized non-cash gain of $5 million for the purchased option contract and $7 million of expenses for transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

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

Carbonless Paper Business

Net sales for our former carbonless paper segment were $106 million in the first three quarters of 2006, $110 million in the third quarter of 2005 and $183 million in the first three quarters of 2005.

The former carbonless segment incurred a pre-tax loss of $14 million in the first three quarters of 2006, compared to a pre-tax loss of $7 million in the first three quarters of 2005. The loss for the first three quarters of 2006 includes a $18 million loss on sale of the business which was offset by lower depreciation and amortization expense of $17 million.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

	NewPage Holding
	Third Quarter Ended September 30,
	2006	2005
Net income (loss)	$(4)	$19
Interest expense	39	41
Income taxes (benefit) (including amount in discontinued operations)	1	—
Depreciation and amortization (including amount in discontinued operations)	34	43

EBITDA	$70	$103

	Successor - NewPage Holding	Combined Successor and Pred.	Successor - NewPage Holding	Predecessor
	Three Quarters Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2005	Five Months Ended Sept. 30, 2005	Four Month Ended April 30, 2005
Net income (loss)	$(27)	$(48)	$(40)	$(8)
Interest expense	125	100	79	21
Income taxes (benefit) (including amount in discontinued operations)	1	(7)	—	(7)
Depreciation and amortization (including amount in discontinued operations)	107	146	70	76

EBITDA	$206	$191	$109	$82

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. The first quarter is typically a lighter sales volume quarter with some inventory build in anticipation of higher sales volumes in the third quarter. Our second quarter typically begins to build to a higher sales rate and has historically been our quarter with the highest maintenance spending as a result of scheduled annual maintenance shutdowns. During the third quarter of 2006, we did incur higher maintenance costs at our Escanaba operations during our planned shutdown for improvements to one of our paper machines, investment in certain coating equipment and other maintenance-related items. Our third quarter is typically our strongest sales quarter, reflecting an increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Sales volumes during the third quarter 2006 were not as strong as in 2005, which we believe is attributable to buying by customers during the first half of 2006 ahead of previously announced price increases on selected grades and the resumption of historical levels of imports following the resolution of strikes at UPM-Kymmene Corporation’s Miramichi mill in Canada and in Finland, and the continued growth of low-priced imports of coated freesheet paper from Asia. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales volume quarter as printing for year-end holidays continues.

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of September 30, 2006, there were no outstanding borrowings under the revolving senior secured credit facility and, based on availability under the borrowing base as of that date, we had $228 million of borrowing availability under the revolving senior secured credit facility (after taking into account $47 million of outstanding letters of credit). Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged, with aggregate indebtedness at September 30, 2006 of $1,485 million, which includes $1,350 million at NewPage. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to their maturity and/or repay portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business and service our debt requirements will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of September 30, 2006, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2006:

	Required	Actual
Maximum Leverage Ratio	5.50	4.48
Maximum Senior Leverage Ratio	2.75	1.93
Minimum Interest Coverage Ratio	2.00	2.13
Minimum Fixed Charge Coverage Ratio	1.00	1.20

Capital expenditures were $63 million and $40 million for the three quarters ended September 30, 2006 and 2005.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of January 1, 2008 and we are evaluating the effect of adoption.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for us as of December 31, 2006 for purposes of recognizing the asset or liability on our balance sheet and is effective for us no later than December 31, 2008 for purposes of changing our measurement date to year-end. Based on the fair value of plan assets as of September 30, 2006, we expect to recognize a pre-tax gain in other comprehensive income of approximately $15 million to $20 million upon adoption of the recognition portion of SFAS No. 158. This amount may be greater or lesser than the actual amount to be recognized as a result of changes in actuarial assumptions.

In September 2006, the Financial Accounting Standards Board issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The staff position prohibits the accrue-in-advance method of accounting for planned major maintenance activities and requires disclosure of the method of accounting for these activities. We account for all maintenance costs using the direct-expensing method, whereby costs are recorded in the income statement in the same period that they are incurred. This issue has no effect on our financial position, result of operations or liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates. As of September 30, 2006 and December 31, 2005, $941 million and $1,141 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities, our floating-rate senior secured notes due 2012 and the NewPage Holding PIK notes. The potential increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at September 30, 2006 would be $9 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at September 30, 2006, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $5 million.

Commodity Price Risk

As of May 2, 2005, we entered into a commodity basket option contract. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies. The design of the contract was such that it is expected to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in fair value of the contract. We account for this contract at fair value with changes recorded as other income (expense). Accordingly, we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of zero and $47 million at September 30, 2006 and December 31, 2005.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended September 30, 2006. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NewPage Holding

On July 10, 2006, Escanaba Timber LLC, NewPage Holding’s sole stockholder, acted by written consent to approve and adopt the terms and provisions of NewPage Holding’s Amended and Restated Bylaws.

On July 20, 2006, Escanaba Timber LLC acted by written consent to approve and adopt the terms and provisions of NewPage Holding’s Amended and Restated Certificate of Incorporation.

NewPage

On August 1, 2006, NewPage Holding, NewPage’s sole stockholder, acted by written consent to approve and adopt the terms and provisions of the Amended and Restated Bylaws of NewPage Corporation.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of NewPage Holding Corporation

3.2	Amended and Restated Bylaws of NewPage Holding Corporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Matthew L. Jesch	By:	/s/ Matthew L. Jesch
	Matthew L. Jesch		Matthew L. Jesch
	Vice President and Chief Financial Officer		Vice President and Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)
	Date: November 13, 2006		Date: November 13, 2006