Form 10-K
period 2006-12-31
NewPage Holding CORP; NewPage CORP
filed 2007-03-01
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2006

Courthouse Plaza Northeast

Dayton, Ohio 45463

877.855.7243

Commission File Number	Registrant	IRS Employer Identification Number	State of Incorporation
333-133367	NEWPAGE HOLDING CORPORATION	05-0616158	Delaware
333-125952	NEWPAGE CORPORATION	05-0616156	Delaware

Securities Registered Pursuant to Section 12(b) of the Act:

	Title of each class	Name on each exchange on which registered
NewPage Holding Corporation:	Common Stock, par value US$0.01 per share	N/A
NewPage Corporation:	None	N/A
Securities Registered Pursuant to Section 12(g) of the Act:
	Title of each class	Name on each exchange on which registered
NewPage Holding Corporation:	N/A	N/A
NewPage Corporation:	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

NewPage Holding Corporation	Yes	☐	No	☒
NewPage Corporation	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

NewPage Holding Corporation	Yes	☐	No	☒
NewPage Corporation	Yes	☐	No	☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

NewPage Holding Corporation  ☒                 NewPage Corporation  ☒

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

The aggregate market value of NewPage Holding Corporation and NewPage Corporation common stock held by non-affiliates were each $0 as of June 30, 2006.

The number of shares of each Registrant’s Common Stock, par value $0.01 per share, as of February 28, 2007:

NewPage Holding Corporation:	45,288,000
NewPage Corporation	100

DOCUMENTS INCORPORATED BY REFERENCE—None

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation and references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries, including our predecessor. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense and income tax effects, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Our address is Courthouse Plaza Northeast, Dayton, Ohio 45463, and our telephone number is 877.855.7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

SAFE HARBOR STATEMENT; INDUSTRY DATA

This annual report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness;

•	changes in the supply, demand or prices for our products;

•	the activities of competitors, including those engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	general economic and business conditions in the United States and elsewhere in the world;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance;

•	our ability to operate as a stand-alone business; and

•	the other factors described under “Risk Factors.”

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

Information in this annual report concerning the paper and forest products industry and our relative position in the industry is based on independent industry analyses, management estimates and competitor announcements. North American data included in this annual report includes data from the United States and Canada only. U.S. industry pricing data included in this annual report represents pricing from the eastern United States only. Also, any reference in industry statistics to grade No. 3 and grade No. 4 coated paper relates to 60 lb. weight and 50 lb. weight, respectively.

i

PART I

ITEM 1.	BUSINESS

We believe we are the largest coated paper manufacturer in North America, based on production capacity. We operate four integrated pulp and paper mills in Kentucky, Maine, Maryland and Michigan which, together with our distribution centers, are strategically located near major end-use markets, such as New York, Chicago and Atlanta. Our mills have a total annual production capacity of approximately 2.2 million short tons of paper and approximately 200,000 short tons of market pulp.

NewPage acquired the printing and writing papers group of MeadWestvaco Corporation, which we refer to as “MeadWestvaco,” on May 2, 2005, which we refer to as the “Acquisition.” The Acquisition was deemed to have been completed on April 30, 2005. We also entered into the following transactions in connection with the Acquisition:

•	the borrowings under NewPage’s existing senior secured credit facilities and the application of the proceeds from those borrowings,

•

the issuance by NewPage of floating rate senior secured notes due 2012, 10% senior secured notes due 2012 and 12% senior subordinated notes due 2013, which we collectively refer to as the “NewPage Notes,” and the application of the proceeds from the NewPage Notes,

•	the consummation of a basket option contract, intended to help mitigate the adverse effects of a decline in North American coated paper prices, and

•	the issuance by NewPage Holding of floating rate senior PIK Notes, which we refer to as the “PIK Notes,” and the application of the proceeds from the PIK Notes.

In April 2006, we sold our carbonless paper business to P. H. Glatfelter Company for $84 million.

Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as annual reports, brochures, coated labels and magazine covers. The remainder of our coated paper is coated groundwood paper, which is used primarily for catalogs, magazines and textbooks. We also produce uncoated paper and market pulp, a component used in the manufacturing of paper. We have long-standing relationships with many leading publishers, commercial printers, specialty retail merchandisers and paper merchants.

Organization

The following chart shows our organizational structure. Except as indicated below, each entity in the chart owns 100% of the equity interests of the entity appearing immediately below it.

(1)	Membership interests in Maple Timber Acquisition LLC (“Maple Timber”) consist of two separate series, one relating to our business and the other relating to the business of Escanaba Timber LLC. The series relating to our business consists of Class A Common Percentage Interests, Class B Common Percentage Interests, Class C Common Percentage Interests and Preferred Percentage Interests. As of February 28, 2007, NewPage Investments LLC held 91.3% of the Class A Common Percentage Interests and 100% of the Preferred Percentage Interests. As of that date, current and former members of our management collectively held 8.7% of the Class A Common Percentage Interests, 100% of the Class B Common Percentage Interests and 100% of the Class C Common Percentage Interests.

Products

Our principal product is coated paper, which represented approximately 95% of our 2006 net sales. We also sell uncoated paper and pulp.

Coated Paper

We believe we are the largest coated paper manufacturer in North America based on production capacity. Coated papers are used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Coated paper has a higher level of smoothness than uncoated paper, which is achieved by applying a coating that is typically clay-based on the surface of the paper. As a result, coated paper achieves higher reprographic quality and printability.

Coated paper comes in coated freesheet and coated groundwood, which generally differ in price and quality. The chemically-treated pulp used in freesheet applications produces brighter and smoother paper than the mechanical pulp used in groundwood papers. Coated freesheet papers comprised 55% of the coated paper we produced in 2006. Based on 2006 production capacity, we believe we were one of the largest producers of coated freesheet papers in North America, accounting for approximately 25% of all

North American production capacity in 2006. We produce coated freesheet papers in No. 1, No. 2 and No. 3 grades for higher-end uses such as corporate annual reports and high-end advertising, as well as coated label paper with our C1S (coated one-side) paper line, which is used primarily for label and specialty applications.

Coated groundwood papers, which represented 45% of the coated paper we produced in 2006, are typically lighter and less expensive than our coated freesheet products. Based on 2006 production capacity, we believe we were one of the largest producers of coated groundwood in North America, accounting for approximately 15% of all North American production capacity. We produce coated groundwood papers in No. 3 and No. 4 grades for use in applications requiring lighter paper stock such as magazines, catalogs and inserts.

We also sell coated seconds, which are paper products that are damaged, defective or otherwise do not meet our quality specifications. Coated seconds are sold at a discount, typically to merchants for use by printers that have needs for these products.

Each of our paper grades is produced in a variety of weights, sizes and finishes that can be gloss, dull or matte. The coating process changes the gloss, ink absorption qualities, texture and opacity of the paper to meet customers’ performance requirements. Most of our coated paper is shipped in rolls, while a portion is cut into sheets.

Other Products

We also produce uncoated paper and pulp. Uncoated paper does not contain the coatings present on coated paper. It typically is used for business forms, business stationery, general printing paper and photocopy paper. We primarily sell uncoated paper to forms manufacturers and converters. We typically produce uncoated paper to fill unused capacity, such as when we have excess capacity on a paper machine but not on a coater. Producing uncoated paper allows us to enhance our manufacturing efficiency.

Pulp is the primary raw material used in the production of printing, writing and packaging paper and tissue. Pulp is the generic term that describes the cellulose fiber developed from wood. These cellulose fibers may be separated by mechanical, thermo-mechanical or chemical processes. The chemical processes we use at our mills involve removing the glues, which bind the wood fibers, to leave cellulose fibers. Our paper-making operations consume most of the pulp that we produce and we sell our excess pulp to third parties. We sell hardwood pulp, which is produced using chemical processes and is used primarily as the main ingredient for printing, writing and packaging paper, tissue and cardboard. We sell our pulp to manufacturers both domestically and internationally.

Manufacturing

We have four paper mills located in Kentucky, Maine, Maryland and Michigan. Our paper mills are integrated, meaning that we produce paper, pulp and energy at each of them. Most of the energy we produce at our mills is for our own use. Our mills have a combined annual production capacity of approximately 2.2 million tons of coated paper and approximately 25,000 tons of uncoated paper. The following table lists the products produced at each of our mills, as well as each mill’s approximate annual paper capacity:

Location	Products	Paper Capacity (short tons)
Escanaba, Michigan	Coated and uncoated paper	760,000 tons/year
Luke, Maryland	Coated paper	550,000 tons/year
Rumford, Maine	Coated paper and market pulp	625,000 tons/year	(1)
Wickliffe, Kentucky	Coated and uncoated paper and market pulp	280,000 tons/year	(2)

(1)	Excludes approximately 85,000 tons/year of market pulp production capacity at this facility.

(2)	Excludes approximately 120,000 tons/year of market pulp production capacity at this facility.

To produce our paper products, we begin by taking wood and removing the bark from it. The debarked timber is then cut into wood chips, which are placed into digester “cooking” vessels, mixed with various chemicals to produce pulp and then washed and bleached. To turn the pulp into paper, it is placed into a paper machine. Hardwood and softwood pulp is blended based on the desired paper characteristics.

To produce coated paper, uncoated paper is put through a coating process. We have both on-machine coaters, which are integrated with our paper machines, and separate off-machine coaters. On-machine coaters generally are considered to be more efficient, while off-machine coaters generally are considered to have more flexibility. After the coating process is complete, the coated paper is wound into rolls. We have two converting facilities at which we convert some of these rolls into sheets.

Over the past ten years, we have invested approximately $1.1 billion at our paper mills, including maintenance capital expenditures, to build, maintain and update our facilities, enhance product mix, lower costs and meet environmental requirements. For example, our capital expenditures included rebuilding paper machines at our Luke, Maryland mill in 1997 and 1998 and a paper machine upgrade at our Wickliffe, Kentucky mill in 2004. These upgrades also included an upgrade of our papermaking technology to support our high-end coated grade lines.

From the completion of the merger between Mead and Westvaco in January 2002 through December 31, 2006, we have significantly reduced our costs by consolidating operations and focusing on operational efficiency. During this period, we reduced our salaried headcount by 30% and our hourly headcount by 20%. In addition, since January 2002, we shut down six of our paper machines, closed one paper mill and reduced our maintenance costs by improving our annual maintenance shutdown procedures. We also enhanced our manufacturing efficiency by producing a large portion of our energy requirements. We intend to continue to reduce our costs per ton by further implementing best practices on a company-wide basis, rebuilding machines, enhancing our inventory and supply chain management and our manufacturing processes.

We believe that during 2006, our mills were in the top 20% of efficiency of all coated paper mills in North America, Europe and Asia based on the cash cost of delivery to Chicago, assuming an average exchange rate during that period of $1.27 per Euro and an assumed cost per ton for freight to ship the paper from each mill to Chicago.

Paper machines are large, complex systems that operate more efficiently when operated continuously. Paper machine production and yield decline when a machine is stopped for any reason. Therefore, we organize our manufacturing processes so that our paper machines and most of our paper coaters run almost continuously throughout the year. Some of our paper machines also offer us the flexibility to change the type of paper produced on the machine, which allows easier matching of production schedules and seasonal and geographic demand swings.

Paper production is energy intensive. During 2006, we produced approximately 50% of our energy requirements from steam produced during our chemical pulp manufacturing process. We obtained the remainder of our energy needs from third-party suppliers. The energy we purchase from third-party suppliers consists of electricity and fuel, primarily natural gas and coal, used by us to generate some of our own energy. We purchase substantial portions of our coal needs under long-term supply contracts, most of which relate to a specific mill and are with a single provider. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices.

We are the general partner and have a 30% investment in Rumford Cogeneration Company L.P., a joint venture created to generate power for us at our Rumford Mill and for public sale. Under the limited partnership agreement relating to this investment, until 2014, we have an option to purchase all of our co-investors’ interests in the partnership for a purchase price equal to a formula specified in the limited partnership agreement based on net pre-debt cash flow of the partnership.

During 2006, we completed the sales of our carbonless business and two hydroelectric generating facilities as part of our plan to sell non-core assets.

Raw Materials and Suppliers

Wood fiber is our primary raw material. The primary sources of wood fiber are timber and its byproducts, such as wood chips.

We are parties to various fiber supply agreements to supply our mills with hardwood, softwood and aspen pulpwood. These agreements require the counterparty to sell to our mills, and require our mills to purchase, a designated minimum number of tons of pulpwood during the specified terms of the arrangement, ranging in expiration from December 31, 2007 to December 31, 2026. The annual purchase requirement under these agreements is approximately 2 million tons per year from 2007 to 2015, approximately 1 million tons per year from 2016 to 2020, and approximately 300,000 tons per year from 2021 to 2026, although we maintain the right to purchase a substantial portion of any additional pulpwood harvested by the counterparty during each year. The prices to be paid under these agreements are based on market prices in the relevant regions and are subject to periodic adjustments based on procedures stipulated in each agreement.

The amount of timber we receive under these fiber supply contracts has varied, and is expected to continue to vary, according to the price and supply of wood fiber for sale on the open market and the harvest levels the timberland owners deem appropriate in the management of the timberlands.

We seek to fulfill substantially all of our wood needs with timber that is harvested by professional loggers trained in certification programs that are designed to promote sustainable forestry. We do not accept wood from old growth forests, forests of exceptional conservation value or rainforests. We also do not accept illegally harvested or stolen wood at our mills. We have formally notified our outside wood chip suppliers that we expect their wood supply will be produced by trained loggers in compliance with sustainable forestry principles. Our goal is to ensure that sustainable forestry-trained loggers are used to supply essentially all wood to our mills. We oppose and, through our participation in the American Forest and Paper Association and other industry organizations, are working to stop illegal logging in the United States and worldwide.

We use chemicals in the production of paper. These include latex and starch, which we use to affix coatings to our paper; calcium carbonate, which brightens our paper; titanium, which makes our paper opaque; and other chemicals used to bleach or color our paper. We purchase these chemicals from various suppliers and are not dependent on a single supplier for any of our chemicals, although some of our specialty chemicals are available only from a small number of suppliers. All of our paper mills produce pulp. We use most of the pulp we produce and sell excess pulp to third parties.

Customers

We have a diversified customer base. We have long-standing relationships with leading publishers, commercial printers, specialty retail merchandisers and paper merchants. Our relationships with our ten largest customers, which contributed approximately 54% of our net sales for 2006, average over 20 years. Our key customers for coated paper include: Hearst Publications, McGraw-Hill Companies, Pearson Education and Time, in publishing; Banta Corporation, QuadGraphics, QuebecorWorld and RR Donnelley & Sons, in commercial printing; Williams-Sonoma, in specialty retailing; and Unisource Worldwide and xpedx, which are paper merchants.

During 2006, xpedx accounted for approximately 21% of our total net sales. No other customer accounted for more than 10% of our 2006 net sales.

Sales, Marketing and Distribution

We sell our paper products primarily in the United States. We have approximately 60 sales professionals who sell our products to end-use customers, primarily large companies such as publishers, printers and specialty retail merchandisers. We also sell our products through a number of paper merchants, who in turn sell to end-use customers. As part of our customer service, we seek to provide value-added services to our customers. Within the merchant channel, we work closely with our customers to meet specifications, to ship a large portion of our products directly to end-users and to utilize joint marketing efforts, when appropriate.

The locations of our paper mills, together with our distribution centers, also give us certain logistical advantages due to their close proximity to several major markets, including New York, Chicago and Atlanta. We have three major distribution facilities located in Bedford, Pennsylvania, Chicago, Illinois and Columbus, Ohio. In total, we own two warehouses and lease space in 34 warehouses owned by third parties. We use third parties to ship our products by truck and rail. We utilize an integrated tracking system that tracks all of our products through the distribution process. Our customers can access order tracking information over the Internet.

Competition

The North American paper market is highly competitive. We compete based on a number of factors, including price, product availability, quality, breadth of product offerings, customer service and distribution capabilities.

In North America, we compete with both local coated paper production and imports from non-North American sources, principally from Europe and Asia. Foreign competition in North America is determined primarily by worldwide supply and demand for coated paper, particularly in Europe and Asia, the exchange rate of the U.S. dollar relative to other currencies, especially the Euro, market prices in North America and other markets and the cost of ocean-going freight. For 2006, imports into the United States were up from 2005, primarily resulting from increased Asian imports and the resolution of strikes in Finland and at the Miramichi mill in Canada. Our primary competitors with North American coated paper manufacturing operations are Verso Paper, Inc., Sappi Limited, Stora Enso Corporation and UPM-Kymmene Corporation.

Some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. We also believe that our competitors in China, Indonesia and South Korea are being subsidized by their governments and are selling their products in the United States at less than fair value. At our request, the U.S. Department of Commerce has initiated investigations into coated freesheet paper imports from these countries. If the Department of Commerce determines that illegal subsidies are present or that illegal dumping is occurring, it may impose duties on imports of coated freesheet paper from these countries.

Information Technology Systems

We utilize integrated information technology systems that help us manage our product pricing, customer order processing, customer billing, raw material purchasing, inventory management, production controls and shipping management, as well as our human resources management, financial management and budgeting. Our information technology systems principally utilize third-party software. We are a party to a Master Services Agreement with Accenture LLP. Under the agreement, Accenture will provide information technology services and human resources services necessary to support our operations through January 31, 2013 at specified monthly base prices (with incremental charges for additional services provided) plus transition charges. The information technology services include development, maintenance and support of our software, mainframe, server, managed network and application management systems. Accenture is also obligated to support and maintain third-party software and hardware currently used in our operations. The human resource services include maintenance and support of employee benefits, payroll and tax services. Accenture may immediately terminate the agreement if we materially breach our obligations under the agreement and fail to cure the breach within 30 days. In addition, if Accenture fails to perform its services at or above fixed service levels, we have the ability to terminate the information technology services portion of the Master Services Agreement.

Intellectual Property

In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades, which do not comprise a large portion of our business. We hold foreign and domestic patents as a result of our research and product development efforts. We also own registered trademarks for some of our products. Although, in the aggregate, our patents and trademarks are important to our business, financial condition and results of operations, we believe that the loss of any one or any related group of intellectual property rights would not have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2006, we had approximately 4,300 employees. Approximately 71% of our employees are represented by labor unions, principally by United Steelworkers (“USW”) and the International Brotherhood of Electrical Workers (“IBEW”). Our five collective bargaining agreements with USW expire at various times between June 2007 and June 2010. Our three collective bargaining agreements with IBEW expire at various times between June 2007 and January 2009. One contract with the Teamsters expires in July 2008. The two collective bargaining agreements expiring in 2007 cover approximately 950 employees at our Rumford, Maine facility.

We have not experienced any significant work stoppages or employee-related problems that had a material effect on our operations over the last five years. We consider our employee relations to be good.

Environmental and Other Governmental Regulations

Our operations are subject to federal, state and local environmental laws and regulations, such as the Federal Water Pollution Control Act of 1972, the Federal Clean Air Act and the Federal Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, storage, treatment and disposal of materials and waste, remediation of soil, surface water and ground water contamination, and liability for damages to natural resources. In addition, we are required to obtain and maintain environmental permits in connection with our operations. Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for failure to comply.

Certain of these environmental laws, such as CERCLA and analogous state laws, provide for strict, and under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment, including soil and groundwater. These laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. Under these environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources.

We handle and dispose of wastes arising from our mill operations, including by the operation of a number of landfills. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our paper mills or at another location where we have disposed of, or arranged for the disposal of, waste. While we believe, based upon current information, that we are in substantial compliance with applicable environmental laws and regulations, we could be subject to potentially significant fines or penalties for failing to comply with environmental laws and regulations. MeadWestvaco has agreed to indemnify us for certain environmental liabilities, subject to certain limitations. We agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations.

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. We incurred capital expenditures of $13 million in 2006, and we expect to incur capital expenditures of approximately $17 million in 2007, less than $1 million in 2008 and approximately $2 million in 2009 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require significant capital expenditures over time as environmental laws or regulations change or the nature of our operations require us to make significant additional capital expenditures. A significant portion of the environmental capital expenditures in 2006 was spent in connection with new emission control technology meant to comply with the Federal Clean Air Act and our implementation of the Cluster Rule regulations issued by the EPA in 1998. The Cluster Rule regulations established requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. Compliance with the Cluster Rule regulations required integrated pulp and paper mills to install control equipment to limit the release of certain pollutants into the air and water. In addition, our mills incurred increased operating expenses associated with compliance with the Cluster Rule regulations and the operation of the control equipment. We are in compliance with these regulations.

Our operations also are subject to a variety of worker safety laws. The Occupational Safety and Health Act, U.S. Department of Labor Occupational Safety and Health Administration regulations and analogous state laws and regulations mandate general requirements for safe workplaces for all employees. We believe that we are operating in material compliance with applicable employee health and safety laws.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.newpagecorp.com, as soon as is reasonably practicable after they are filed electronically with the SEC. We will also provide a free copy of any of our filed documents upon written request to: General Counsel, NewPage Corporation, Courthouse Plaza Northeast, Dayton, Ohio 45463.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

ITEM 1A.	RISK FACTORS

The risks discussed below, any of which could materially affect our business, financial condition or results of operations, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations.

We currently have substantial indebtedness. As of December 31, 2006, we had $1,434 million of total indebtedness (excluding $47 million in outstanding letters of credit). Total indebtedness for NewPage only was $1,294 million at December 31, 2006. As of December 31, 2006, our revolving senior secured credit facility also permitted additional borrowings of up to a maximum of $250 million, after a reduction in the revolver commitment from $275 million to $250 million in January 2007.

Our substantial indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•

we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, including NewPage’s senior secured credit facilities and the NewPage Notes, which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•

our ability to capitalize on business opportunities and to react to competitive pressures and changes in our industry as compared to our competitors may be compromised due to our high level of indebtedness; and

•	our ability to refinance our indebtedness may be limited.

In addition, we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we may have to consider other options, such as:

•	sales of assets;

•	sales of equity; or

•	negotiations with our lenders to restructure our debt.

Our senior secured credit facilities and the indentures governing the NewPage Notes may restrict, or market or business conditions may limit, our ability to use some of our options.

Despite our current indebtedness level, we may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We may incur additional indebtedness in the future. The terms of the indentures governing the NewPage Notes permit us to incur substantial additional indebtedness in the future. If we incur additional indebtedness, the related risks that we now face could intensify.

A substantial portion of our debt bears interest at variable rates. If market interest rates increase, it could adversely affect our cash flow or compliance with our debt covenants.

As of December 31, 2006, $889 million of our debt consisted of borrowings under NewPage’s senior secured credit facilities and its floating-rate senior secured notes due 2012, and the PIK Notes. All of this debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. As of December 31, 2006, weighted average interest rates were 8.46% on borrowings under our senior secured credit facilities, 11.62% on the floating rate senior secured notes due 2012 and 12.39% on the $140 million on PIK Notes. Each one-eighth percentage change in LIBOR would result in a $0.2 million change in annual interest expense on the floating rate notes due in 2012, a $0.4 million change in annual interest expense on the term loan and, assuming the entire revolving loan were drawn, a $0.2 million change in interest expense on the revolving loan, without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control.

During 2006, we expended approximately $409 million to service our indebtedness as compared to approximately $198 million during the eight months ended December 31, 2005. This represents an increase of approximately 100%. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms it could significantly adversely affect our financial condition, the value of the outstanding debt and our ability to make any required cash payments under our indebtedness.

The senior secured credit facilities are secured by substantially all of our assets and the notes rank junior in right of payment to indebtedness under our senior secured credit facilities to the extent of the collateral securing the senior secured credit facilities.

NewPage Holding is a guarantor, along with the domestic subsidiaries of NewPage, of NewPage’s senior secured credit facilities. Our guarantee is secured by collateral comprising substantially all of our assets. Holders of secured debt have claims that are prior to those of other debt holders up to the value of the assets. On December 31, 2006, there was $524 million of senior secured indebtedness outstanding under the senior secured credit facilities (excluding $47 million in outstanding letters of credit). The senior secured credit facilities permit additional borrowings of up to a maximum of $250 million under the revolving portion of the facility. If our secured creditors, including lenders under our senior secured credit facilities, exercise their rights with respect to their collateral, the secured creditors would be entitled to be repaid in full from the proceeds of those assets before those proceeds would be available for distribution to other creditors. If our assets are distributed or paid in a foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured debt will have prior claim to our assets that constitute their collateral. If any of the foregoing events occur, we cannot assure you that there will be sufficient assets to pay amounts due on more junior borrowings.

All operations are conducted through NewPage and its subsidiaries, none of which have guaranteed the PIK Notes.

All of our operations are conducted through NewPage and its subsidiaries. The PIK Notes are not guaranteed by NewPage or any of its subsidiaries, and are effectively subordinated to all of our subsidiaries’ current and future indebtedness, including our borrowings under NewPage’s senior secured credit facilities and its other indebtedness. As a result, in the event of the bankruptcy, liquidation or dissolution of NewPage or any subsidiary, the assets of the applicable subsidiary would be available to pay obligations under the PIK Notes only after all payments had been made on the indebtedness of the applicable subsidiary. Sufficient assets may not remain after all of these payments have been made to make any payments on the PIK Notes and our other obligations. On December 31, 2006, the $140 million of PIK Notes were effectively subordinated to $1,294 million of indebtedness of NewPage and its subsidiaries (excluding $47 million in outstanding letters of credit), and up to a maximum of $250 million of additional availability under NewPage’s revolving senior secured credit facility, after the reduction in the revolver commitment in January 2007. NewPage and its subsidiaries are permitted to incur substantial additional indebtedness in the future under the terms of the indentures governing our existing indebtedness.

Our debt instruments, including the indentures governing the NewPage Notes and our senior secured credit facilities, impose significant operating and financial restrictions on us.

The indentures governing the NewPage Notes and our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional indebtedness or guarantee obligations;

•	repay indebtedness prior to stated maturities;

•	pay dividends or make certain other restricted payments;

•	make investments or acquisitions;

•	create liens or other encumbrances;

•	transfer or sell certain assets or merge or consolidate with another entity;

•	engage in transactions with affiliates; and

•	engage in certain business activities.

In addition to the covenants listed above, our senior secured credit facilities require us to meet specified financial ratios and tests and restrict our ability to make capital expenditures. Any of these restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that these waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to us. In addition, the holders of the NewPage Notes will have no control over any waivers or amendments with respect to any debt outstanding other than the NewPage Notes. Therefore, we cannot assure you that even if the holders of the NewPage Notes agree to waive or amend the covenants contained in the indenture, the holders of our other debt will agree to do the same with respect to their debt instruments.

A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements, including our inability to comply with the required financial covenants in our senior secured credit facilities, could result in an event of default under those agreements. Such a default could allow the lenders to pursue various remedies provided in our financing agreements, including the right to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding under our financing arrangements to be due and payable. In addition, our lenders could terminate any commitments to supply us with further funds. If our lenders require immediate repayments, we may not be able to repay them.

We may not have the ability to raise the funds necessary to finance the change of control offers required by the indentures governing our indebtedness.

Upon the occurrence of a change of control, we must offer to buy back certain indebtedness at a price greater than par, together with any accrued and unpaid interest to the date of the repurchase. Our failure to purchase, or give notice of purchase of, this indebtedness would be a default under the indentures governing the applicable indebtedness, which would also be a default under our senior secured credit facilities.

If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of indebtedness or to satisfy all obligations under our senior secured credit facilities and the indentures governing our indebtedness. In order to satisfy our obligations, we could seek to refinance the indebtedness under our senior secured credit facilities and the indentures governing the indebtedness or obtain a waiver from the lenders or holders of the indebtedness. We cannot assure you that we would be able to obtain a waiver or refinance our indebtedness on terms acceptable to us, if at all.

Our controlling equity holder may take actions that conflict with interests of the debtholders.

The voting power of our equity is held indirectly by affiliates of Cerberus. Accordingly, Cerberus indirectly controls the power to elect our directors and officers, to appoint new management and to approve all actions requiring the approval of the holders of our equity, including adopting amendments to our constituent documents and approving mergers, acquisitions or sales of all or substantially all of our assets. The directors have the authority, subject to the terms of our debt, to issue additional indebtedness or equity, implement equity repurchase programs, declare dividends and make other such decisions about our equity.

In addition, the interests of our controlling equity holder could conflict with those of our debtholders if, for example, we encounter financial difficulties or are unable to pay our debts as they mature. Our controlling equity holder also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though these transactions might involve risks to our debtholders.

We have limited ability to pass through increases in our costs. Increases in our costs or decreases in our coated paper prices could adversely affect our business, financial condition or results of operations.

Our earnings are sensitive to price changes in coated paper. Fluctuations in pulp and paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•

Market prices for pulp and coated paper products are a function of supply and demand, factors over which we have limited control. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3 coated paper, 60 lb. weight, which is an industry benchmark for coated paper pricing, have fluctuated since 2000 from a high of $950 per ton to a low of $705 per ton. Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

•

Market prices for pulp and paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in our costs to our customers absent increases in the market price. Thus, even though our costs may increase, our customers may not accept price increases for our products, or the prices for our products may decline.

•

The manufacturing of coated paper is highly capital-intensive and a large portion of our and our competitors’ operating costs are fixed. Additionally, paper machines are large, complex systems that operate more efficiently when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs.

Therefore, our ability to achieve acceptable margins is principally dependent on managing our cost structure and managing changes in raw materials prices, which represent a large component of our operating costs and fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, it could have a material adverse effect on our business, financial condition and results of operations. For a further discussion of the variability of our coated paper prices and our costs and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Factors that Affect our Operations.”

The paper industry is cyclical. Fluctuations in supply and demand for our products could materially adversely affect our business, financial condition and results of operations.

The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures. North American demand for coated paper products tends to decline during a weak U.S. economy. Accordingly, general economic conditions may have a material adverse effect on the demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, currency fluctuations can have a significant effect on the supply of coated paper products in North America. If the U.S. dollar strengthens, imports may increase, which, in turn, would cause the supply of paper products available in the North American market to increase. An increased supply of paper in North America could put downward pressure on prices and cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

The markets in which we operate are highly competitive.

Our business is highly competitive. Competition is based largely on price. We compete with numerous North American paper manufacturers. We also face competition from foreign producers, some of which we believe are lower cost producers than we are. Foreign overcapacity could result in an increase in the supply of paper products available in the North American market. Asian producers, in particular, have significantly increased imports to the U.S. in recent years, and we believe that producers in China, Indonesia and South Korea are selling in our markets at less than fair value and are being subsidized by their governments.

We believe some of our competitors have advantages in one or more of the following: government subsidies, lower raw material and labor costs and fewer environmental and governmental regulations to comply with than we do. Furthermore, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.

Our non-U.S. competitors may develop a competitive advantage over us and other U.S. producers if the U.S. dollar strengthens in comparison to the home currency of those competitors, if the home currency of those competitors (particularly in China) is maintained by their governments at an artificially low value compared to the U.S. dollar, or if ocean shipping rates decrease. If the U.S. dollar strengthens, if foreign currencies are maintained at artificially low values, if shipping rates decrease or if overseas supply exceeds demand, imports may increase, which, in turn, would cause the supply of paper products available in the North American market to increase. An increased supply of paper could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the following factors will affect our ability to compete:

•	product availability;

•	the quality of our products;

•	our breadth of product offerings;

•	our ability to maintain plant efficiencies and high operating rates and thus lower our average manufacturing costs per ton;

•	customer service and our ability to distribute our products on time; and

•	the availability or cost of chemicals, wood, energy and other raw materials and labor.

If we are unable to obtain raw materials, including petroleum-based chemicals, at favorable prices, or at all, it could adversely affect our business, financial condition and results of operations.

We have no significant timber holdings and purchase wood, chemicals and other raw materials from third parties. We may experience shortages of raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for many chemicals, especially petroleum-based chemicals, increased during 2006, increasing our chemical costs from $170 per ton of paper produced during 2005 to $172 per ton of paper produced during 2006. Chemical prices have historically been and are expected to continue to be volatile. Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage, ration the amount of chemicals available to us or we may not be able to obtain the chemicals we need at favorable prices, if at all. Certain specialty chemicals that we purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain these chemicals at favorable prices, if at all. In addition, wood prices are dictated largely by demand. Wood supply is sometimes limited by fire, insect infestation, disease, ice and wind storms, floods or other weather conditions. Chemical suppliers may be adversely affected by, among other things, hurricanes and other natural disasters. Any disruption in the supply of chemicals, wood or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. As we have limited ability to pass through increases in our costs to our customers absent increases in market prices for our products, material increases in the cost of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

We are involved in continuous manufacturing processes with a high degree of fixed costs. Any interruption in the operations of our manufacturing facilities may affect our operating performance.

We seek to run our pulp mills and paper machines on a nearly continuous basis for maximum efficiency. Any unplanned plant downtime at any of our paper mills results in unabsorbed fixed costs that negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, many of the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires and flooding. These natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products, we may need to schedule market-related downtime, which could have a material adverse effect on our financial condition and results of operations.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations. Our total capital expenditures were $88 million during 2006, including $2 million for maintenance capital expenditures and $13 million for environmental capital expenditures related to our facilities. We expect to spend approximately $90 million on capital expenditures during 2007, including approximately $1 million for maintenance capital expenditures and approximately $17 million for environmental capital expenditures related to our facilities. We anticipate that our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for the foreseeable future. However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all. If we cannot maintain or upgrade our facilities and equipment as we require or to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

Rising energy or chemical prices or supply shortages could adversely affect our business, financial condition and results of operations.

Although a significant portion of our energy requirements is satisfied by steam produced as a byproduct of our manufacturing process, we purchase natural gas, coal and electricity to run our mills. Energy costs have increased over the last quarter and are expected to remain volatile for the foreseeable future. In addition, energy suppliers and chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages, ration the amount of energy or chemicals available to us and we may not be able to obtain the energy or chemicals we need to operate our business at acceptable prices or at all. Any significant energy or chemical shortage or significant increase in our energy or chemical costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Factors that Affect our Operation Results—Cost of Sales.” Furthermore, we may

be required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers because we are a new company, which could limit our financial flexibility. Additionally, due to increased fuel costs, suppliers, distributors and freight carriers have charged fuel surcharges, which have increased recently. If these fuel surcharges continue to increase significantly, they could have a material adverse effect on our business, financial condition and results of operations.

In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, events in the Middle East, or weather events such as hurricanes, could result in a real or perceived shortage of oil or natural gas, which could result in an increase in energy or chemical prices.

We depend on a small number of customers for a significant portion of our business.

Our largest customer, xpedx, a division of International Paper Company, accounted for 21% of our 2006 net sales. Our ten largest customers (including xpedx) accounted for 54% of our 2006 net sales. The loss of, or significant reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

Furthermore, we extend trade credit to certain of our customers to facilitate the purchase of our products, and rely on their creditworthiness. Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

Our basket option contract may not protect us from decreases in our coated paper prices.

Our basket option contract is for a three-year term expiring April 6, 2008. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies. We recorded non-cash losses of $25 million for the eight months ended December 31, 2005 and $47 million for 2006 as a result of accounting for this contract at fair value. Although the basket option contract is intended to help mitigate the adverse effect of a decline in North American coated paper prices, we cannot assure you that it will do so adequately or that the historical level of correlation will continue during the remaining term of the basket option contract. Accordingly, the basket option contract may not protect us from risk of financial loss in certain circumstances, including instances in which:

•	our sales or production are less than expected;

•	we are unable to increase our prices to offset any unhedged cost increases;

•	there is a weak actual degree of correlation between the commodities and currencies that comprise the contract and future decreases in coated paper prices;

•	there is a failure of any counterparty to perform under the basket option contract; or

•	a sudden, unexpected event materially affects commodity prices, currency rates or otherwise materially affects our business.

Additionally, we may not be able to enter into additional hedging arrangements on a commercially reasonable basis, or at all, in the future.

We have a limited operating history as a separate company. Accordingly, our historical combined financial information may not be representative of our results as a separate company.

We operated as a division of MeadWestvaco prior to the Acquisition in May 2005. Therefore, we have a limited operating history as a separate company. Our business strategy as an independent entity may not be successful on a long-term basis. We may not be able to grow our business as planned and may not become a profitable business. In addition, the historical combined financial information for periods prior to the Acquisition may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate independent entity pursuing our own strategies during the periods presented. Our limited operating history as a separate entity makes evaluating our business and our future financial prospects difficult. As a result, our business, financial condition and results of operations may differ materially from our expectations based on historical financial information.

Our cost structure following the Acquisition is not comparable to the cost structure that we experienced in prior periods. Our management has limited experience managing our business as a separate company with a significant amount of indebtedness. We cannot assure you that our cost structure in future periods will be consistent with our current expectations or will permit us to operate our business profitably.

Litigation could be costly and harmful to our business.

We are involved in various claims and lawsuits from time to time. For example, in 1998 and 1999, the Environmental Protection Agency, or EPA, issued Notices of Violation to eight paper industry facilities, including our Luke, Maryland mill, alleging violation of the prevention of significant deterioration, or PSD, regulations under the Clean Air Act. During 2000, an enforcement action in Federal District Court in Maryland was brought against the predecessor of MeadWestvaco, asserting that the predecessor did not obtain PSD permits or install required pollution controls in connection with capital projects carried out in the 1980s at the Luke mill. The complaint sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco has agreed to indemnify us for substantially all of our liability under these claims to the extent reserves were not previously established or the liability exceeds amounts budgeted by MeadWestvaco in connection with these matters. However, if we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the installation of additional pollution control equipment. In addition, we may be involved in various other claims and legal actions that arise in the ordinary course of business, including claims and legal actions related to environmental laws, rules and regulations. Any of these claims or legal actions could materially adversely affect our business, results of operations and financial condition.

Rising postal costs could weaken demand for our paper products.

A significant portion of paper is used in periodicals, catalogs and other promotional materials. Many of these materials are distributed through the mail. Future increases in the cost of postage could reduce the frequency of mailings, reduce the number of pages in advertising materials or cause advertisers to use alternate methods to distribute their advertising materials. Any of the foregoing could decrease the demand for our products, which could materially adversely affect our business, financial condition and results of operations.

The failure of Accenture to perform its obligations under, or the termination or expiration of, our information technology and human resources services agreements, could have a material adverse effect on our business, financial condition and results of operations.

Our ability to monitor and control our operations effectively depends to a large extent on the proper functioning of our information technology and other business support systems. We have an agreement with Accenture, under which Accenture provides a substantial portion of the information technology and human resources services necessary to support our operations. If Accenture fails to provide these services or does not do so in a satisfactory manner, it could have a material adverse effect on our business, financial condition and results of operations. If we materially breach our obligations under the agreement and fail to cure the breach within 30 days, Accenture may immediately terminate the agreement. Upon any termination or expiration of our agreement with Accenture, we will need to either perform these functions internally or obtain such services from third parties. We may not be able to do so on a cost-effective basis or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may suffer if we do not retain our senior management.

We depend on our senior management. The loss of services of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel.

A large percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2006, approximately 3,100 of our employees were represented by labor unions. As of December 31, 2006, we had nine collective bargaining agreements, of which two, covering approximately 950 employees, are up for renewal in June 2007 at our Rumford, Maine facility. We may become subject to material cost increases or additional work rules imposed by agreements with labor unions. This could increase expenses in absolute terms and as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future. Any of these factors could negatively affect our business, financial condition and results of operations.

We depend on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. If any of our third-party transportation providers fail to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any of our transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. Furthermore, increases in the cost of our transportation services could cause a material adverse effect on our business, financial condition and results of operations.

We are subject to various environmental regulations that could impose substantial costs upon us and may adversely affect our operating performance.

Our business is subject to a wide range of federal, state and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. In addition, we handle and dispose of wastes arising from our mill operations and operate a number of landfills to handle that waste. While we believe, based upon current information, that we are currently in substantial compliance with all applicable environmental laws and regulations, we could be subject to potentially significant fines, penalties or criminal sanctions for failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our paper mills or other locations where we have disposed of, or arranged for the disposal of, wastes. MeadWestvaco has agreed to indemnify us, subject to certain limitations, for certain environmental liabilities. There can be no assurance that MeadWestvaco will perform under any of its environmental indemnity obligations, which could have a material adverse effect on our financial condition and results of operations. Furthermore, we agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations. We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations including due to human exposure to hazardous substances. Increasingly stringent environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

If we fail to achieve and maintain effective internal controls, it could have a material adverse effect on our business in the future.

Although we currently are not subject to the requirements of Section 404 of the Sarbanes-Oxley Act, we are in the process of documenting and testing our internal control procedures in order to enable us to satisfy these requirements in the future. This process may be time consuming or costly. If we fail to maintain an effective internal control environment, it could have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own the four mills where we produce our paper products. We also own the two converting centers where we convert rolls of paper to sheets. We believe that we have sufficient capacity at our manufacturing facilities to meet our production needs for the foreseeable future, and further believe that all our sales can be sourced through these facilities. In addition, we have third-party arrangements to utilize space or lease space in 34 distribution facilities. All of our owned facilities are pledged as collateral under our various debt agreements.

The following are our significant facilities as of December 31, 2006:

Location	Purpose	Owned or Leased/Expiration
Dayton, Ohio	Corporate Headquarters	Leased/June 2007
Chillicothe, Ohio	Warehouse & Converting	Owned
Escanaba, Michigan	Paper Mill	Owned
Luke, Maryland	Paper Mill	Owned
Luke, Maryland	Warehouse & Converting	Owned
Rumford, Maine	Paper Mill	Owned
Wickliffe, Kentucky	Paper Mill	Owned

ITEM 3.	LEGAL PROCEEDINGS

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including our Luke, Maryland mill, alleging violation of the PSD regulations under the Clean Air Act. During 2000, an enforcement action in Federal District Court in Maryland was brought against the predecessor of MeadWestvaco, asserting that the predecessor did not obtain PSD permits or install required pollution controls in connection with capital projects carried out in the 1980s at the Luke mill. The complaint sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. During 2001, the Court granted MeadWestvaco’s motion for partial dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. In October 2005, the parties made their closing arguments on Phase I of this case, and each has filed for summary judgment in its favor. The Court has not ruled on these motions. MeadWestvaco has agreed to indemnify us for certain liabilities under these claims. MeadWestvaco will not indemnify us for litigation losses arising from the design, installation or construction of a scrubber-compliant baghouse, to the extent these costs constitute capital spending under our Acquisition agreement. In addition, MeadWestvaco will not indemnify us for litigation losses resulting from any increased operation costs at our Luke mill unless those costs exceed $2 million annually within five years after resolution of the claims. If we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the installation of additional pollution control equipment.

In October 2006, we filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of coated freesheet paper in China, Indonesia and South Korea are illegally dumping their products in the United States and that these manufacturers have been illegally subsidized by their governments. The International Trade Commission has made a preliminary determination of injury to the industry in these cases and the Department of Commerce and has begun its investigation into our dumping and subsidy allegations. If the Department of Commerce determines that illegal dumping or subsidies are present and the International Trade Commission determines that the industry has been injured by these illegal trade practices, the Department of Commerce will impose duties on coated freesheet paper imported from these countries in order to offset the effects of the illegal dumping and subsidies. No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

We are involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of these matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2007, Escanaba Timber LLC was the sole holder of record of the shares of NewPage Holding’s common stock and NewPage Holding was the sole holder of record of the shares of NewPage common stock. There is no established public trading market for our common stock. We have never paid or declared a cash dividend on our common stock. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

In July 2006, our stockholder approved and we adopted the 2006 NewPage Holding Corporation Equity Incentive Plan. However, we do not anticipate granting any awards under this plan unless and until NewPage Holding equity securities are publicly traded.

The following is a list of all securities sold or issued by us within the past three years that were not registered under the Securities Act:

•

In May 2005, NewPage Holding issued 100 shares of its common stock to Escanaba Timber LLC for an aggregate purchase price of $415 million. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. NewPage Holding was formed by affiliates of Cerberus to serve as the acquisition vehicle for the purchase of assets of MeadWestvaco’s printing and writing papers business. The issuance to Escanaba Timber LLC was used in part to fund the purchase price of the Acquisition. Appropriate legends were affixed to the share certificate issued in that transaction. A one to 452,880 common stock split was declared and became effective as of July 20, 2006.

•

In May 2005, NewPage Holding paid $100 million to MeadWestvaco in the form of PIK Notes due 2013, as part of approximately $2.06 billion that we and our subsidiaries paid for MeadWestvaco’s printing and writing papers business, of which $1.96 billion was paid in cash. In May 2005, NewPage Holding issued an additional $25 million of the PIK Notes due 2013 for cash. We contributed the net cash proceeds from these PIK Notes, together with the $415 million of cash contributed to NewPage as a result of the issuance of shares of common stock to Escanaba Timber LLC, as an investment in the common stock of NewPage. The initial purchasers of the PIK Notes were Goldman, Sachs & Co., UBS Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc. The PIK Notes were sold to the initial purchasers pursuant to Section 4(2) of the Securities Act.

•

In May 2005, NewPage issued 100 shares of its common stock to NewPage Holding for an aggregate purchase price of $439 million. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. NewPage was formed by affiliates of Cerberus to serve as the acquisition vehicle for the purchase of assets of MeadWestvaco’s printing and writing papers business. The issuance to NewPage Holding was used in part to fund the purchase price of the Acquisition. Appropriate legends were affixed to the share certificate issued in that transaction.

•

In May 2005, NewPage issued the NewPage Notes, consisting of $225 million of floating rate senior secured notes due 2012, $350 million of 10% senior secured notes due 2012 and $200 million of 12% senior subordinated notes due 2013. NewPage received proceeds of $751 million from the original issuance of the NewPage Notes, net of fees. The initial purchasers of the NewPage Notes were Goldman, Sachs & Co., UBS Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc. The NewPage Notes were sold to the initial purchasers pursuant to Section 4(2) of the Securities Act. The issuance was used in part to fund the purchase price of the Acquisition.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth summary financial data of NewPage Holding and its predecessor for each of the five fiscal years in the period ended December 31, 2006.

	Successor		Predecessor
(in millions)	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005 (a)	Four Months Ended Apr. 30, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002 (b)
Net sales	$2,038	$1,281	$582	$1,779	$1,603	$1,602
Goodwill and asset impairment	—	—	—	238	—	12
Income (loss) from continuing operations	(36)	(72)	(3)	(281)	(77)	(91)
Net income (loss)	(52)	(67)	(8)	(301)	(94)	(102)
Income (loss) from continuing operations per share—basic and diluted	$(0.80)	$(1.60)	$(0.07)	$(6.20)	$(1.69)	$(2.02)
Net income (loss) per share—basic and diluted	(1.14)	(1.49)	(0.17)	(6.65)	(2.07)	(2.26)
Working capital	$276	$369		$274	$333	$315
Total assets	1,985	2,304		2,647	3,097	3,203
Long-term debt, less current portion	1,429	1,677		145	145	151
Total debt	1,434	1,685		145	151	160

(a)	Results reflect the Acquisition.

(b)	Results reflect the merger of the Mead Corporation and Westvaco Corporation. Mead’s results are included for eleven months.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of NewPage Holding and subsidiaries’ financial condition and results of operations covers certain periods prior to the Acquisition. For comparison purposes, we have presented the results of operations for the year ended December 31, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the eight months ended December 31, 2005. Accordingly, the discussion and analysis of historical operations of our predecessor during the periods prior to the Acquisition do not reflect the significant effect that the accounting for the Acquisition and related transactions has had and will have on the reporting of our financial condition and results of operations. We believe that this approach is beneficial to the reader by providing an easier-to-read discussion of results of operations and provides the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. Furthermore, disclosures regarding sales volumes, spending and other operational measures are determined on a comparable basis for all periods presented. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. Some of the factors that limit the usefulness of this approach include the combination of results based on different accounting bases for predecessor and successor periods, differences in capitalization and the effects resulting from the change from a division of a larger entity to a stand-alone company.

Overview

Company Background

On May 2, 2005, we acquired the printing and writing papers business of MeadWestvaco. We believe we are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines and catalogs and direct mail advertising. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as annual reports, brochures, coated labels and magazine covers. The remainder of our coated paper is coated groundwood paper, which is used primarily for catalogs, magazines and textbooks. We also produce uncoated paper and market pulp, a component used in the manufacturing of paper.

The Acquisition and Related Transactions

On May 2, 2005, NewPage and its subsidiaries acquired the printing and writing papers business of MeadWestvaco, but the Acquisition was deemed to have been completed on April 30, 2005. In connection with the Acquisition, NewPage Holding was formed as a holding company primarily to maximize flexibility from an operational and financing standpoint.

The following events occurred simultaneously with the consummation of the Acquisition:

•

NewPage and its subsidiaries paid approximately $2.06 billion for MeadWestvaco’s printing and writing papers business, excluding fees and expenses, of which $1.96 billion was paid in cash and $100 million was paid in the form of the PIK Notes.

•	Escanaba Timber LLC contributed $415 million of cash equity, as an investment in common stock, to NewPage Holding.

•

NewPage Holding issued $100 million of PIK Notes to MeadWestvaco as part of the consideration and an additional $25 million of PIK Notes for cash. NewPage Holding contributed the net cash proceeds from the PIK Notes, together with the $415 million of cash contributed by Escanaba Timber LLC, to NewPage as an investment in the common stock of NewPage.

•	NewPage entered into two senior secured credit facilities, consisting of a $750 million senior secured term loan and a $350 million senior secured asset-based revolving credit facility.

•	NewPage issued $225 million of floating rate senior secured notes due 2012, $350 million of 10% senior secured notes due 2012 and $200 million of 12% senior subordinated notes due 2013.

On April 6, 2005, Cerberus entered into a basket option contract with J. Aron & Company. Concurrently with the completion of the Acquisition, Cerberus assigned to NewPage and NewPage assumed all of Cerberus’ rights under the basket option contract.

Sale of Carbonless Paper Business and Hydroelectric Generating Facilities

Effective April 1, 2006, we completed the sale of our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio, to P. H. Glatfelter Company for a cash sales price of $84 million, after the final working capital adjustment. The carbonless paper business has been presented as a discontinued operation for all periods presented.

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. for a cash sales price of $144 million.

Shutdown of No. 7 Paper Machine at the Luke, Maryland operation

On October 31, 2006, our management committed to a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at our Luke, Maryland operation largely as a result of the growing influx of low-priced imported paper, particularly from China, Indonesia and South Korea. The decision to permanently shut down the No. 7 paper machine was made in order to continue to improve our cost position and financial performance and better align our capacity with market demand.

During the fourth quarter of 2006, we recorded total pretax charges of $17 million for costs associated with this plan. These charges include $15 million for accelerated depreciation and inventory write-offs, and $2 million for severance and early retirement benefits. We expect to incur an additional $1 million for severance and early retirement benefits under this plan during the first half of 2007.

Selected Factors that Affect our Operating Results

Net Sales

Our net sales are a function of the number of tons of paper that we sell and the price at which we sell our paper. The coated paper industry is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macroeconomic factors, such as the strength of the United States economy, that are largely out of our control. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. Coated paper purchases typically are made by customers pursuant to purchase orders on an as-needed basis, and generally are not made under contracts that provide for fixed prices or minimum volume commitments. We have not experienced significant changes in our customer relationships subsequent to the Acquisition. Uncoated paper and pulp prices historically have not materially affected our operating results because uncoated paper and pulp have not comprised a material portion of our net sales.

Our earnings are sensitive to price changes for our principal products, with price changes in coated paper having the greatest effect. Fluctuations in pulp and paper prices historically have had a direct effect on our results for several reasons:

•	Market prices for pulp and paper products are a function of supply and demand, factors over which we have limited control.

•

Market prices for pulp and paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in our costs to our customers absent increases in the market price.

•

The manufacturing of paper is highly capital-intensive and a large portion of our and our competitors’ operating costs are fixed. Additionally, paper machines are large, complex systems that operate more efficiently when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs.

Prices for our products have been negatively affected by increased imports of low-priced paper from Asia, particularly China, Indonesia and South Korea. In October 2006, NewPage requested the U.S. Department of Commerce to initiate antidumping and countervailing duty cases against coated freesheet (“CFS”) paper imports from China, Indonesia and South Korea. Petitions were filed with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that CFS manufacturers in those countries are illegally dumping their products in the U.S. and that those manufacturers have been illegally subsidized. If NewPage is able to show injury to U.S. manufacturers as a result of illegal dumping and subsidization, duties will be imposed to offset the effects of that illegal dumping and subsidization. There can be no assurance that we will prevail in these cases.

Cost of Sales

The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation and amortization. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce. We do not track wood, energy or chemicals on a cost of sales basis, but instead track these costs on a cost of production basis. Cost of production is calculated using the cost for the number of tons of paper we produce instead of the cost for the number of tons of paper we sell.

Chemicals. Certain chemicals used in the paper-making process are petroleum-based and fluctuate with the price of crude oil. We estimate that for each $1 increase in the cost of a barrel of crude oil, our direct energy costs and indirect costs, such as costs for transportation and petroleum-derived chemicals, increase by approximately $3 million annually. Additionally, increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future. The price for the largest component of our chemical costs, latex, has historically been volatile. The price of latex increased significantly during 2006 as compared to 2005, and we expect the price of latex to remain volatile throughout the near term.

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure a portion of our wood requirements, purchases under these agreements are typically at market rates.

Energy. We produce a large portion of our energy requirements, historically generating approximately 50% of our energy needs. The energy we purchase from third party suppliers consists of electricity and fuel used by us, primarily consisting of natural gas and coal, to generate some of our own energy. We expect energy costs to remain volatile for the foreseeable future. As prices fluctuate, we have the ability to switch between certain energy sources, within constraints, in order to minimize costs.

In June 2006, we consummated the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine. Between the hydroelectric generating facilities and the cogeneration facility operated by Rumford Cogeneration Company L.P., we historically generated more electricity than the Rumford paper mill could utilize and sold excess electricity to third parties. As a result of the sale of the hydroelectric generating facilities, we believe that our power generation and usage at that location will be more closely aligned. However, our energy costs have increased somewhat after the sale of the hydroelectric generating facilities as a result of the loss of sales of excess electricity and the need to replace electricity generated from the hydroelectric generating facilities with electricity purchased from our cogeneration partnership at market rates.

Labor costs. Labor costs include wages, salary and benefit expenses attributable to our mill personnel. Mill employees at a non-managerial level are compensated on an hourly basis in accordance with our union contracts. Management employees at our mills are compensated on a salaried basis. Wages, salary and benefit expenses included in cost of sales do not vary significantly over the short term. The size of our hourly labor force is not currently expected to increase. In addition, we have not experienced significant labor shortages.

Maintenance. Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for annual maintenance. Day-to-day maintenance expenses have not varied significantly from year to year. Larger maintenance projects and equipment expenses can produce year-to-year fluctuations in our maintenance expenses. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Depreciation and amortization. Depreciation and amortization expense for our assets associated with our mill operations is included in cost of sales. Depreciation and amortization expense for our assets associated with our non-mill related assets is included in selling, general and administrative expense. Under purchase accounting, the total acquisition consideration was allocated to our assets and liabilities based upon management’s estimates of fair value. Depreciation and amortization expense has been lower in the successor periods as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the Acquisition. The remaining useful lives of plant and equipment increased on a weighted-average basis from approximately 6.2 years to 9.5 years at the date of the Acquisition.

Selling, General and Administrative (SG&A) Expenses

The principal components of our SG&A expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to our information technology systems and research and development expenses. Our SG&A expenses have not historically fluctuated significantly from year to year.

Interest

Our interest expense is substantially higher after the Acquisition as a result of the financing arrangements related to the Acquisition. MeadWestvaco only allocated interest expense to our predecessor for borrowings specifically related to certain mill operations. These borrowings were repaid prior to the Acquisition or were retained by MeadWestvaco.

Taxes

For periods subsequent to the Acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years. For federal income tax purposes, the Acquisition has been treated as an asset purchase and we generally have a tax basis in the acquired assets equal to the purchase price. For periods prior to the Acquisition, our predecessor was included in the consolidated income tax returns of MeadWestvaco. Income taxes have been presented based on a calculation of the income tax benefit the predecessor would have generated if we had operated as a separate taxpayer. However, pursuant to the Acquisition purchase agreement, any prior tax benefits were retained by MeadWestvaco.

Results of Operations

The following table sets forth our historical results of operations for the periods indicated below. For comparison purposes, we have presented the results of operations for the year ended December 31, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the eight months ended December 31, 2005. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report. Other than NewPage Holding’s debt obligation and related financing costs, accrued liabilities, interest expense and income tax effects, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

							Non-GAAP
	Successor - NewPage Holding Corp.				Predecessor Four Months		Combined Predecessor
	Year Ended Dec. 31, 2006		Eight Months Ended Dec. 31, 2005		Ended April 30, 2005		and Successor Year Ended Dec. 31, 2005		Predecessor Year Ended Dec. 31, 2004
(in millions)	$	%	$	%	$	%	$	%	$	%
Net sales	2,038	100.0	1,281	100.0	582	100.0	1,863	100.0	1,779	100.0
Cost of sales	1,825	89.5	1,152	89.9	538	92.6	1,690	90.8	1,746	98.2
Selling, general and administrative expense	112	5.5	69	5.4	31	5.3	100	5.4	97	5.5
Goodwill impairment	—	0.0	—	0.0	—	0.0	—	0.0	238	13.4
Interest expense	165	8.1	121	9.4	21	3.5	142	7.6	9	0.5
Other (income) expense	(25)	(1.2)	18	1.5	(2)	(0.4)	16	0.8	(6)	(0.4)

Income (loss) from continuing operations before income taxes	(39)	(1.9)	(79)	(6.2)	(6)	(1.0)	(85)	(4.6)	(305)	(17.2)
Income tax (benefit)	(3)	(0.2)	(7)	(0.6)	(3)	(0.5)	(10)	(0.6)	(24)	(1.4)

Income (loss) from continuing operations	(36)	(1.7)	(72)	(5.6)	(3)	(0.5)	(75)	(4.0)	(281)	(15.8)
Income (loss) from discontinued operations	(16)	(0.8)	5	0.3	(5)	(0.8)	—	0.0	(20)	(1.1)

Net income (loss)	(52)	(2.5)	(67)	(5.3)	(8)	(1.3)	(75)	(4.0)	(301)	(16.9)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	262		149		82		231		(100)

2006 Successor Compared to 2005 Combined Successor and Predecessor

Net sales for 2006 were $2,038 million compared to $1,863 million for 2005, an increase of 9.4%. The increase was driven by an increase in average coated paper prices from $872 per ton in 2005 to $893 per ton in 2006 and an increase in coated paper sales volume from 2,032,000 tons in 2005 to 2,116,000 tons in 2006. During 2006 we did not take market-related downtime with respect to coated paper, compared to 57,000 tons of market-related downtime in 2005.

Cost of sales for 2006 was $1,825 million compared to $1,690 million for 2005, an increase of 8.0%. Our gross margin for 2006 improved to 10.5%, compared to 9.2% for 2005. The improved gross margin was driven by higher sales prices, productivity improvement initiatives, and lower depreciation and amortization expense, offset by higher wood, energy, and chemical costs and higher incidental costs associated with the planned maintenance shutdown which took place at our Escanaba, Michigan facility. Depreciation and amortization expense decreased to $152 million in 2006 from $160 million in 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the Acquisition. This decrease in depreciation and amortization expense was partially offset by $11 million in accelerated depreciation expense associated with the permanent shutdown of our No. 7 paper machine at our Luke, Maryland facility, during the fourth quarter of 2006. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Energy costs in 2006 increased sharply over 2005 as a result of higher costs for refined petroleum products. Increases in the price of crude oil also affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. The cost of chemicals in 2006 increased slightly over 2005, primarily as a result of increases in latex and starch prices.

We recorded a charge in cost of sales in the fourth quarter of 2006 totaling $17 million, including $11 million of accelerated depreciation expense, resulting from the previously-announced shutdown of our No. 7 paper machine at our Luke mill.

Maintenance expense at our mills totaled $168 million and $173 million in 2006 and 2005. In conjunction with our annual maintenance shutdowns, we had incidental costs for 2006 and 2005 of $20 million and $7 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills. The $13 million increase in incidental costs from 2005 to 2006 was primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines and certain coated equipment and other maintenance-related items during the third quarter of 2006.

Selling, general and administrative expenses were $112 million for 2006 compared to $100 million for 2005. Included in SG&A for 2006 were equity award expense of $11 million, primarily for our former chief executive officer and former chief financial officer, and transitional costs of $8 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. Included in SG&A for 2005 were transitional costs of $14 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses increased slightly in 2006 to 5.5% from 5.4% in 2005.

Interest expense for 2006 was $165 million compared to $142 million for 2005 primarily as a result of the interest expense incurred on the debt issued to finance the Acquisition. For periods prior to the Acquisition, interest expense relates to long-term debt specifically related to certain mill facilities. Interest expense for NewPage only for 2006 was $146 million compared to $132 million in 2005.

Other (income) expense primarily consists of a gain of $65 million on the sale of the two hydroelectric generating facilities in 2006 and a non-cash loss of $47 million and $25 million in 2006 and 2005, determined based on the mark-to-market value of the basket option contract.

The income tax expense (benefit) for 2006 and 2005 was $(3) million and $(10) million. For the periods subsequent to the Acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years. In 2005, in accordance with SFAS No. 109, we allocated $3 million of tax expense to other comprehensive income and $3 million of tax expense to income from discontinued operations and treated the corresponding offsets as an allocation to tax benefit from continuing operations.

Net income (loss) was $(52) million in 2006 compared to net income (loss) of $(75) million in 2005. Significant items in 2006 included a $65 million gain on the sale of the hydroelectric generating facilities, a charge of $17 million associated with the announced shutdown of our No. 7 paper machine, a $47 million non-cash loss for the basket option contract, higher interest expense of $23 million and $13 million of higher incidental costs primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines and certain coated equipment and other maintenance-related items. Significant items in 2005 included a non-cash loss of $25 million for the basket option contract and $14 million of expenses for transition costs. In addition, 2006 net loss was lower as a result of higher sales prices, higher sales volumes and productivity improvements. These items were partially offset by higher costs for chemicals, wood and energy.

EBITDA was $262 million and $231 million for 2006 and 2005. Significant items in 2006 included a $65 million gain on the sale of the hydroelectric generating facilities, a $47 million non-cash loss for the basket option contract, equity award expense of $11 million, $8 million of expenses for transition costs and $19 million of non-cash charges and loss on the sale of the carbonless business included in the loss from discontinued operations. Significant items in 2005 included a non-cash loss of $25 million for the basket option contract and $14 million of expenses for transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

In July 2005, the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company L.P., a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006 we accounted for this investment using the equity method of accounting. As of January 1, 2006 we consolidated the limited partnership. The consolidation did not have a material effect on our financial position, results of operations or compliance with our debt covenants.

2005 Combined Successor and Predecessor Compared to 2004 Predecessor

Net sales for 2005 were $1,863 million compared to $1,779 million for 2004, an increase of 4.7%. The increase was largely the result of an increase in average coated paper prices to $872 per ton in 2005 from $797 per ton in 2004. This increase was partially offset by a decrease in coated paper sales volume to 2,032,000 tons in 2005 from 2,112,000 tons in 2004. The decrease in coated paper sales volume was largely caused by a slowdown in industry demand in the second quarter of 2005, which we believe was due to lower advertising spending and customer inventory reductions, and by a management decision to discontinue sales of certain low margin paper sold during the beginning of 2004. During 2005 we took market-related downtime that we believe reduced our production by 57,000 tons of coated paper compared to market-related downtime in 2004 that we believe reduced our production by 27,000 tons of coated paper.

Cost of sales for 2005 was $1,690 million compared to $1,746 million for 2004, a decrease of 3.2%. Our gross margin for 2005 improved to 9.2%, compared to 1.8% for the year 2004. The higher gross margin was due to higher sales prices, product mix improvements, productivity improvement initiatives and lower depreciation and amortization expense, offset by higher wood, energy and chemical costs and more market-related downtime. We improved product mix by selling a more profitable mix of products to existing customers and discontinuing sales of certain low margin paper sold during the beginning of 2004. Depreciation and amortization expense decreased to $160 million in 2005 from $182 million in 2004 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the Acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Energy costs in 2005 increased sharply over 2004 as a result of temporarily lower industry supply of natural gas and refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil.

Maintenance expense at our mills totaled $173 million and $171 million in 2005 and 2004. In conjunction with our annual maintenance shutdowns, we had incidental costs for 2005 and 2004 of $7 million and $12 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $100 million for 2005 compared to $97 million for 2004, an increase of 2.9%. The increase was a result of an increase of $20 million in SG&A expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources, partially offset by the elimination of corporate charges of $34 million that were allocated to us by MeadWestvaco that are not related to our business. In addition, we incurred transitional costs of $14 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses decreased in 2005 to 5.4% from 5.5% in 2004.

A pretax impairment charge was recorded in 2004 of $238 million for an impairment of goodwill. The goodwill resulted from the merger of Mead and Westvaco in January 2002.

Interest expense for 2005 was $142 million compared to $9 million for 2004 primarily as a result of the interest expense of $121 million incurred on the debt issued to finance the Acquisition. For periods prior to the Acquisition, interest expense relates to long-term debt specifically related to certain mill facilities.

Other (income) expense for 2005 primarily consists of a non-cash loss of $25 million determined based on the mark-to-market value of the basket option contract.

Income tax benefit for 2005 was $10 million compared to $24 million for 2004. For the period subsequent to the Acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our current period loss and our predecessor’s history of losses over the past three years. In 2005, in accordance with SFAS No. 109, we allocated $3 million of tax expense to other comprehensive income and $3 million of tax expense to income from discontinued operations and treated the corresponding offsets as an allocation to tax benefit from continuing operations.

Net income (loss) was $(75) million in 2005 compared to net income (loss) of $(301) million in 2004. Significant items in 2005 included a non-cash loss of $25 million for the basket option contract and $14 million of expenses for transition costs and increased interest expense of $133 million. Significant items in 2004 included a non-cash charge of $238 million for goodwill impairment. In addition, 2005 net income was lower as a result of higher costs for chemicals, wood and energy. These items were partially offset by higher sales prices, higher sales volumes, and productivity improvements.

EBITDA was $231 million and $(100) million for 2005 and 2004. The increase in EBITDA was primarily a result of higher sales prices and productivity improvements over the last year and a 2004 charge of $238 million for goodwill impairment. The change in net loss to $75 million in 2005 from a net loss of $301 million in 2004 was largely a result of higher sales prices and productivity improvements in 2005 and the 2004 charge of $238 million for goodwill impairment offset by higher costs for chemicals, wood and energy and increased interest expense of $133 million. See “Reconciliation of Net Income (Loss) to EBITDA” below for further information on the use of EBITDA as a measurement tool.

Carbonless Paper Business

Net sales for our former carbonless paper segment were $106 million, $418 million and $397 million in 2006, 2005 and 2004. Net sales in 2006 include the three months of activity prior to the sale of the business, effective April 1, 2006.

The former carbonless paper segment incurred a loss before taxes of $16 million, $1 million and $34 million in 2006, 2005 and 2004. The loss for 2006 includes a $19 million loss on sale of the business which was offset by lower depreciation and amortization expense of $16 million. The decrease in loss from 2004 to 2005 was primary due to lower depreciation and amortization expense of $32 million for the eight months subsequent to the Acquisition.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

				Non-GAAP
	Successor NewPage Holding Corp.		Predecessor	Combined Predecessor and
	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005	Four Months Ended April 30, 2005	Successor Year Ended Dec. 31, 2005	Predecessor Year Ended Dec. 31, 2004
(in millions)
Net income (loss)	$(52)	$(67)	$(8)	$(75)	$(301)
Interest expense	165	121	21	142	9
Income taxes (benefit) (including amount in discontinued operations)	(3)	(4)	(7)	(11)	(38)
Depreciation and amortization (including amount in discontinued operations)	152	99	76	175	230

EBITDA	$262	$149	$82	$231	$(100)

Effects of Inflation

While inflationary increases in certain costs, such as energy, wood and chemical costs, have had a significant effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results in each of the last three years. Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets than by inflationary factors.

Certain of our costs, including the prices of energy, wood and chemicals that we purchase, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations. For example, we estimate that for each $1 increase in the cost of a barrel of crude oil, our direct energy costs and indirect costs, such as costs for transportation and petroleum-derived chemicals, increase approximately $3 million annually.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. The first quarter is typically a lighter sales volume quarter with some inventory build in anticipation of higher sales volumes in the third quarter. Our second quarter typically begins to build to a higher sales rate. Our third quarter is typically our strongest sales quarter, reflecting an increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Sales volumes during the third quarter 2006 were not as strong as in 2005, which we believe was attributable to buying by customers during the first half of 2006 ahead of previously announced price increases on selected grades and the resumption of imports following the resolution of strikes at UPM-Kymmene Corporation’s Miramichi mill in Canada and in Finland. Sales volumes throughout 2006 were affected by the continued growth of low-priced imports of coated freesheet paper from Asia, particularly from China, Indonesia and South Korea. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales volume quarter as printing for year-end holidays continues.

Outlook

Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy and logistics and distribution. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Generally, we expect that operating rates in the coated paper market to remain stable in the first half of 2007 and we believe that business drivers such as capacity closures, Gross Domestic Product growth and advertising spending remain favorable to us in realizing higher operating rates over time. However, continuing imports at current pricing levels could have a negative effect on our sales prices and results of operations.

We expect that depreciation expense will be moderately lower in 2007 resulting from the accelerated depreciation recorded during the fourth quarter of 2006 related to the permanent shutdown of our No. 7 paper machine and related assets at our Luke mill.

As previously announced, we have curtailed production at our Rumford, Maine mill on the No. 11 paper machine to better align our capacity with anticipated market demand. We expect the market-related downtime to be approximately 25,000 tons of coated paper during the first quarter of 2007.

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of December 31, 2006, there were no borrowings outstanding under the revolving senior secured credit facility and based on availability under the borrowing base as of that date, we had $179 million of additional borrowing availability under the revolving senior secured credit facility. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at December 31, 2006 was $1,434 million, which includes $1,294 million at NewPage. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to the expiration or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Our senior secured credit facilities include a remaining balance of $524 million on our term loan, maturing in 2011, and up to $250 million in available revolving loan borrowings after the reduction in the revolver commitment in January 2007, maturing in 2010. Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of December 31, 2006, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2006:

	Required	Actual
Maximum Leverage Ratio	5.00	4.52
Maximum Senior Leverage Ratio	2.50	1.83
Minimum Interest Coverage Ratio	2.00	2.06
Minimum Fixed Charges Coverage Ratio	1.00	1.61

The revolving senior secured term loan facility has a first lien on NewPage’s and its guarantor domestic subsidiaries’ cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries. The term loan has a first lien on the capital stock of NewPage, the capital stock of its guarantor domestic subsidiaries, and all of its assets and the assets of its guarantor domestic subsidiaries, other than cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries. It also has a second lien on NewPage’s and its guarantor domestic subsidiaries’ cash, deposit accounts, accounts receivable, inventory, and intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries. The senior secured notes have a second lien on all of NewPage’s assets and the assets of its guarantor domestic subsidiaries other than the capital stock of its guarantor domestic subsidiaries, intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries, cash, deposit accounts, accounts receivable and inventory.

NewPage has outstanding floating-rate senior secured notes due 2012, 10% senior secured notes due 2012 and 12% senior subordinated notes due 2013. The 2012 senior secured notes and the related subsidiary guarantees are secured equally and ratably by second priority liens on substantially all of the assets of NewPage and its subsidiaries, other than cash deposit accounts, accounts receivables, inventory, the stock of NewPage’s subsidiaries and intercompany debt. The indentures governing these NewPage Notes contain customary financial and other covenants.

We do not have any off-balance sheet arrangements.

We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our floating-rate debt. We entered into a $150 million notional amount interest rate swap expiring June 2009 and a $150 million notional amount interest rate swap expiring June 2010. We purchased a $150 million notional amount interest rate cap with a cap rate of 4.50% that expires June 2008 for $1 million.

Capital Expenditures

Capital expenditures were $88 million for the year ended December 31, 2006. Capital expenditures for 2007 are expected to be approximately $90 million and are expected to consist of less than $1 million for maintenance capital projects, approximately $17 million for environmental projects and approximately $73 million for capital improvements. Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. We incurred capital expenditures of $13 million in 2006, and we expect to incur capital expenditures of approximately $17 million in 2007, less than $1 million in 2008 and approximately $2 million in 2009 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures. We expect to fund our capital expenditures from cash flows from operations and our existing revolving senior secured credit facility.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of December 31, 2006:

(in millions)	Total	2007	2008-09	2010-11	There- after
Contractual Obligations
Long-term debt (1)	$1,451	$5	$10	$508	$928
Interest expense (2)	877	129	257	225	266
Operating leases	27	6	7	6	8
Fiber supply agreements (3)	561	86	98	92	285
Information technology/human resources agreement (4)	133	24	44	42	23
Purchase obligations	31	31	—	—	—
Other long-term obligations	42	—	11	10	21

Total	$3,122	$281	$427	$883	$1,531

Other Commercial Commitments
Standby letters of credit (5)	$47	$47	$—	$—	$—

Total	$47	$47	$—	$—	$—

(1)	Amounts shown represent scheduled maturities and do not take into account any acceleration of indebtedness resulting from mandatory payments required for events such as asset sales or under the excess cash flows provisions of our financing instruments.

(2)	Amounts include contractual interest payments using the interest rates as of December 31, 2006 applicable to our variable-rate debt and stated fixed interest rate for fixed-rate debt.

(3)	The contractual commitments consist of the minimum required expenditures to be made pursuant to the fiber supply agreements.

(4)	The contractual commitments consist of the minimum required expenditures under our information technology and human resources services agreement with Accenture.

(5)	We are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers.

Critical Accounting Estimates

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements filed with the accompanying consolidated financial statements. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

Income taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws.

We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize our deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

We have tax filing requirements in many states and are subject to audit in these states, as well as at the federal level. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. While actual results could vary, in management’s judgment we have adequate accruals with respect to the ultimate outcome of such unresolved tax matters.

Pension and postretirement obligations. Assumptions used in the determination of pension expense and postretirement benefit expense, including the discount rate, the expected return on plan assets and increases in future medical costs, are evaluated by management, reviewed with the plans’ actuaries annually and updated as appropriate. Actual asset returns and medical costs that are more favorable than assumptions can have the effect of lowering expense and conversely, actual results that are less favorable than assumptions could increase expense and future cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in such future periods. Unrecognized prior service cost and actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.

Derivative financial instruments. Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We have elected to recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts is based on the amount we could receive from the counterparty to settle the contract. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty. Our commodity basket option is a complex derivative financial instrument for which we have limited ability to unwind the position with a counterparty other than the seller of the option.

Environmental and legal liabilities. We record accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities as well as availability of insurance coverage and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties, and actual costs could be materially greater or less than the estimated amounts. We record accruals for other legal contingencies, which are also subject to numerous uncertainties and variables associated with assumptions and judgments, when the contingency is probable of occurring and reasonably estimable.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of January 1, 2008 and we are evaluating the effect of adoption.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS

No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 was effective for us as of December 31, 2006 for purposes of recognizing the asset or liability on our balance sheet and is effective for us no later than December 31, 2008 for purposes of changing our measurement date to year-end. Effective December 31, 2006, we adopted the recognition provision of SFAS No. 158 and continue to evaluate the measurement provision.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for us as of January 1, 2007. We continue to evaluate the effect of adoption, but do not expect any effect on retained earnings to result from the implementation of this interpretation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We issued fixed- and floating-rate debt in financing the Acquisition, in order to manage our variability to cash flows from interest rates. As of December 31, 2006, $889 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities, our floating-rate senior secured notes due 2012 and the PIK Notes. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at December 31, 2006 would be $9 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at December 31, 2006, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $4 million.

Commodity Price Risk

As of May 2, 2005, we purchased a commodity basket option contract for a premium of $72 million. This contract is a basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies. The contract was designed to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in fair value of the contract. As we account for this contract at fair value with changes recorded as other income (expense), we may experience significant variability in reported income (loss) from operations. Because the contract is a basket option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of zero and $47 million at December 31, 2006 and 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DAT A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of NewPage Holding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NewPage Holding Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the eight months ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note M to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of NewPage Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NewPage Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the eight months ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note M to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dayton, Ohio

February 28, 2007

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 and 2005

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	2006	2005	2006	2005
ASSETS
Cash and cash equivalents (Note D)	$44	$1	$44	$1
Accounts receivable, net of allowance for doubtful accounts of $4, $3, $4 and $3	149	191	149	191
Inventories (Note E)	317	343	317	343
Other current assets	26	20	27	20
Assets of discontinued operations (Note S)	—	152	—	152

Total current assets	536	707	537	707
Property, plant and equipment, net (Note F)	1,309	1,408	1,309	1,408
Intangibles and other assets (Note G)	140	189	135	187

TOTAL ASSETS	$1,985	$2,304	$1,981	$2,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable (Note I)	$135	$162	$134	$162
Accrued expenses (Note I)	120	102	120	102
Current maturities of long term debt (Note J)	5	8	5	8
Liabilities of discontinued operations (Note S)	—	66	—	66

Total current liabilities	260	338	259	338
Long-term debt (Note J)	1,429	1,677	1,289	1,555
Other long-term obligations	42	46	42	46
Deferred income taxes (Note K)	22	16	22	16
Commitments and contingencies (Note O)
Minority interest	38	—	38	—
STOCKHOLDER’S EQUITY
Common stock, NewPage Holding—300,000,000 shares authorized, 45,288,000 shares issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	293	289	400	399
Accumulated deficit	(119)	(67)	(89)	(57)
Accumulated other comprehensive income	20	5	20	5

Total stockholder’s equity	194	227	331	347

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,985	$2,304	$1,981	$2,302

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	2006	2005	2006	2005
Net sales	$2,038	$1,281	$2,038	$1,281
Cost of sales	1,825	1,152	1,825	1,152
Selling, general and administrative expenses	112	69	112	69
Interest expense (including non-cash interest expense of $29, $27, $10 and $17)	165	121	146	111
Other (income) expense, net (Note H)	(25)	18	(25)	18

Income (loss) from continuing operations before taxes	(39)	(79)	(20)	(69)
Income tax (benefit)	(3)	(7)	(4)	(7)

Income (loss) from continuing operations	(36)	(72)	(16)	(62)
Income (loss) from discontinued operations (net of tax expense (benefit) of $0, $3, $0 and $3) (Note S)	(16)	5	(16)	5

Net income (loss)	$(52)	$(67)	$(32)	$(57)

Income (loss) per share—basic and diluted:
Income (loss) from continuing operations	$(0.80)	$(1.60)
Income (loss) from discontinued operations	(0.34)	0.11

Net income (loss)	$(1.14)	$(1.49)

Basic and diluted weighted average number of common shares outstanding (in thousands)	45,288	45,288

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEAR ENDED DECEMBER 31, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions; shares in thousands

					Accumulated
					Other
			Additional		Compre-	Comprehensive
	Common Stock		Paid-in	Accumulated	hensive	Income
	Shares	Amount	Capital	Deficit	Income	(Loss)
Issuance of common stock	45,288	$—	$284	$	$
Net income (loss)				(67)		$(67)
Additional capital contributed by Escanaba Timber LLC (Note L)			4
Change in unrealized gains on cash-flow hedges, net of tax of $3					5	5
Equity awards (Note L)			1

Balance at December 31, 2005	45,288	—	289	(67)	5	$(62)

Net income (loss)				(52)		$(52)
Net actuarial gains on defined benefit plans					14
Cash-flow hedges:
Change in unrealized gains					5	5
Reclassification adjustment to net income (loss)					(4)	(4)
Equity awards (Note L)			11
Loan to Maple Timber			(7)

Balance at December 31, 2006	45,288	$—	$293	$(119)	$20	$(51)

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEAR ENDED DECEMBER 31, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid-in	Accumulated	hensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Income (Loss)
Issuance of common stock	100	$—	$394	$	$
Net income (loss)				(57)		$(57)
Additional capital contribution by Escanaba Timber LLC (Note L)			4
Change in unrealized gains on cash-flow hedges, net of tax of $3					5	5
Equity awards (Note L)			1

Balance at December 31, 2005	100	—	399	(57)	5	$(52)

Net income (loss)				(32)		$(32)
Net actuarial gains on defined benefit plans					14
Cash-flow hedges:
Change in unrealized gains					5	5
Reclassification adjustment to net income (loss)					(4)	(4)
Equity awards (Note L)			11
Loans to parent companies			(10)

Balance at December 31, 2006	100	$—	$400	$(89)	$20	$(31)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	NewPage Holding		NewPage
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52)	$(67)	$(32)	$(57)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations	16	(5)	16	(5)
Depreciation and amortization	152	99	152	99
Amortization of debt issuance costs and debt discount and write-off of bridge financing costs in 2005	12	18	10	17
Interest expense on PIK Notes	17	9	—	—
Gain on sale of assets	(63)	—	(63)	—
Unrealized (gain) loss on option contracts	48	25	48	25
Deferred income taxes	(3)	(4)	(4)	(4)
Investee—earnings and distributions	—	5	—	5
LIFO effect	(2)	5	(2)	5
Equity award expense (Note L)	11	1	11	1
Change in operating assets and liabilities:
Accounts receivable	40	(39)	40	(39)
Inventories	29	6	29	6
Other operating assets	1	(16)	1	(16)
Accounts payable	(30)	59	(30)	59
Accrued expenses and other liabilities	15	42	15	42
Net cash flows of discontinued operations	(11)	31	(11)	31

Net cash provided by operating activities	180	169	180	169

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for Acquisition	—	(1,974)	—	(1,974)
Proceeds from sale of assets	229	—	229	—
Capital expenditures	(88)	(62)	(88)	(62)
Cash paid for option contracts	—	(73)	—	(73)
Net cash flows of discontinued operations	(1)	(5)	(1)	(5)

Net cash provided by (used in) investing activities	140	(2,114)	140	(2,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	417	—	441
Proceeds from issuance of long-term debt and initial draw of revolver	—	1,719	—	1,694
Payment of financing costs	(4)	(59)	(1)	(58)
Distributions from Rumford Cogeneration to limited partners	(6)	—	(6)	—
Loans to parent companies (Note L)	(7)	—	(10)	—
Payments on long-term debt	(224)	(2)	(224)	(2)
Net borrowings (payments) on revolving credit facility	(46)	(129)	(46)	(129)

Net cash provided by (used in) financing activities	(287)	1,946	(287)	1,946

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	10	—	10	—

Net increase in cash and cash equivalents	43	1	43	1
Cash and cash equivalents at beginning of period	1	—	1	—

Cash and cash equivalents at end of period	$44	$1	$44	$1

SUPPLEMENTAL INFORMATION
Cash paid for interest	$139	$67	$139	$67

Non-cash transaction—Issuance of PIK Notes to MeadWestvaco Corporation as consideration	$—	$100	$—	$100

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions, except per share amounts

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

Unless otherwise noted, the terms “we,” “our” and “us” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

In July 2005 the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company L.P. (“Rumford Cogeneration”), a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006 we accounted for this investment using the equity method of accounting. As of January 1, 2006 we consolidated the partnership. The following shows the effects of the initial consolidation at January 1, 2006:

Cash and cash equivalents	$10
Property, plant and equipment, net	39
Other assets (equity method investment)	(3)
Accounts payable and accrued expenses	(2)
Minority interest	(44)

$—

Effective April 1, 2006, we completed the sale of our carbonless paper business, which comprised our carbonless paper segment, to

P. H. Glatfelter Company. In the quarter ended March 31, 2006, we began reporting the carbonless paper business as a discontinued operation. See Note S for further information.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and assumptions

The preparation of these consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of credit risk

We are potentially subject to concentrations of credit risk related to our accounts receivable. The majority of the accounts receivable are with paper merchants and printers. We limit our credit risk by performing ongoing credit evaluations, and when deemed necessary, requiring letters of credit, guarantees or collateral. For the year ended December 31, 2006 and eight months ended December 31, 2005, sales to our largest customer were 21% of net sales in each period. Accounts receivable at December 31, 2006 and 2005, relating to this customer were 18% and 21% of accounts receivable, net. Our ten largest customers accounted for 54% of our net sales for each of the periods in the year ended December 31, 2006 and eight months ended December 31, 2005.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost method.

Property, plant and equipment

Owned assets are recorded at cost. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense using the direct-expensing method, whereby costs are recorded in the statement of operations in the same period that they are incurred. The cost of plant and equipment is depreciated utilizing the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment.

Impairment of long-lived assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Capitalized software

Capitalized software is included in other assets and is amortized using the straight-line method over the estimated useful lives of 4 to 10 years. We record software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Derivative financial instruments

We use derivative financial instruments primarily to manage our exposure to changes in interest rates. Interest rate swap contracts are accounted for as cash-flow hedges with changes in fair value recorded as a component of other comprehensive income (loss). The intrinsic portion of interest rate cap contracts are accounted for as cash-flow hedges, with changes in fair value attributed to intrinsic value recorded as a component of other comprehensive income (loss) and any change in fair value attributed to time value recorded currently in interest expense. Other comprehensive income (loss) is reclassified into current period earnings when the hedged transaction affects earnings. We also have a basket option contract on a mix of natural gas, market pulp and the Euro designed to help protect against decreases in the North American prices of coated paper. The basket option contract is accounted for at fair value with changes in the fair value of the contract recorded in other (income) expense. The fair value for a purchased derivative financial instrument is based on the amount we could receive from the counterparty to settle the instrument. These instruments are classified as other assets on our balance sheets.

Fair value of financial instruments

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities. The fair values of the interest rate swaps and cap and the basket option contract were based on quotes from brokers. At December 31, 2006 and 2005, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our assets (liabilities) recorded on our balance sheets for our financial instruments are as follows:

	2006		2005
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Interest rate swaps	$8	$8	$8	$8
Interest rate cap	1	1	2	2
Basket option	—	—	47	47
Long-term debt:
NewPage Holding	(1,512)	(1,434)	(1,633)	(1,685)
NewPage	(1,360)	(1,294)	(1,544)	(1,563)

Environmental

Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

Landfills and other asset retirement obligations

We follow SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which require that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, in accounting for costs related to the closure and post-closure monitoring of our owned landfills. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

Revenue recognition

We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at the time of shipment for sales where shipping terms transfer title and risk of loss at the shipping point. For sales where shipping terms transfer title and risk of loss at the destination point, revenue is recognized when the goods are received by the customer. For sales made under consignment programs, revenue is recognized in accordance with the terms of the contract. We provide allowances for estimated returns and other customer credits, such as discounts, returns and volume rebates, when the revenue is recognized, based on historical experience. Sales of byproducts produced during the manufacturing process are recognized as a reduction of cost of sales. We do not recognize sales taxes collected from customers as revenue; rather we record such taxes on a net basis in our statement of operations.

Export sales

We have no operations or long-lived assets outside of the United States. We had export sales of $213 and $122 for the year ended December 31, 2006 and eight months ended December 31, 2005.

Income taxes

Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.

Stock compensation

We follow SFAS No. 123 (Revised), Share-based Payment, which requires that all equity awards to employees be expensed over the vesting period of the award. In accordance with SFAS No. 123R, we have not recorded unvested equity interests as paid-in capital.

Earnings per share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. No potentially dilutive options or shares have been issued.

C.	ACQUISITION AND RELATED TRANSATIONS

On May 2, 2005, NewPage and its subsidiaries acquired the printing and writing papers business (the “predecessor”) of MeadWestvaco Corporation (“MeadWestvaco”), which was deemed to have been completed on April 30, 2005 (the “Acquisition”). The Acquisition included the following events:

•	Escanaba Timber LLC contributed $415 of cash equity, as an investment in common stock, to NewPage Holding.

•

NewPage Holding issued $100 of NewPage Holding floating rate senior PIK Notes, which we refer to as the “PIK Notes,” to MeadWestvaco as part of the consideration and an additional $25 of PIK Notes for cash. NewPage Holding contributed the net cash proceeds from the PIK Notes and the $415 of cash contributed by Escanaba Timber LLC to NewPage, as an investment in the common stock of NewPage.

•	NewPage entered into two senior secured credit facilities, consisting of a $750 senior secured term loan and a $350 senior secured asset-based revolving credit facility.

•	NewPage issued $225 of floating rate senior secured notes due 2012, $350 of 10% senior secured notes due 2012 and $200 of 12% senior subordinated notes due 2013.

•	NewPage paid approximately $2,060 for MeadWestvaco’s Printing and Writing Papers Group, excluding fees and expenses, of which $1,960 was paid in cash and $100 was paid in the form of PIK Notes.

The consolidated balance sheet in these financial statements include the assets acquired and liabilities assumed of MeadWestvaco’s printing and writing papers business and reflect an allocation of purchase price based on fair values at the date of Acquisition. The Acquisition of the printing and writing papers business by NewPage and the timber business by our parent, Escanaba Timber LLC, were acquired under one purchase agreement. The allocation of the purchase price to each entity was made in proportion to each entity’s share of the fair value of the total assets acquired and not based on the individual entity’s issuance of consideration to MeadWestvaco. The resulting purchase price allocated to NewPage is less than the sum of the payments made through NewPage to MeadWestvaco because the relative fair value of the assets acquired by NewPage to the fair value of the total assets acquired was in a different proportion than the payments made by NewPage and Escanaba Timber LLC. This difference is recorded as a reduction of $129 from the cash capital contribution from Escanaba Timber LLC and a corresponding reduction in the value allocated to long-term assets. The following shows the reconciliation of the purchase price paid by NewPage to the net purchase price allocation allocated to NewPage:

Cash paid for Acquisition disclosed in statement of cash flows	$1,974
PIK Notes issued to MeadWestvaco (net of discount)	86

Total paid for Acquisition	2,060
Excess of cash contributed from Escanaba Timber LLC over fair value of assets acquired	(129)

Net purchase price allocated	$1,931

A summary of the purchase price allocated to NewPage for the fair value of the assets acquired and the obligations assumed at the date of the Acquisition is presented below.

Accounts receivable	$198
Inventory	466
Other current assets	3
Property, plant and equipment	1,442
Intangible assets	26
Other assets	68

Total assets acquired	2,203
Accounts payable	(126)
Other current liabilities	(86)
Other long-term obligations	(60)

Total liabilities assumed	(272)

Net purchase price allocated	$1,931

The following table summarizes selected unaudited pro forma consolidated statements of operations data of the predecessor for the years ended December 31, 2005 and 2004 as if the Acquisition had been completed at the beginning of the year.

Unaudited pro forma financial data	2005	2004
Net sales	$1,863	$1,779
Net income (loss):
NewPage Holding	(85)	(353)
NewPage	(72)	(344)
Net income (loss) per basic and diluted share (in dollars)—
NewPage Holding	(1.88)	(7.79)

This selected unaudited pro forma consolidated financial data is included only for the purposes of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on such date. Moreover, this information does not necessarily indicate what our future operating results will be. This information includes eight months of actual data in 2005 for the period subsequent to the date of the Acquisition. For periods prior to the Acquisition, the unaudited pro forma information includes allocations to the predecessor of certain expenses maintained by MeadWestvaco for periods after the date of the Acquisition.

D.	CASH AND CASH EQUIVALENTS

Consolidated cash and cash equivalents include those of Rumford Cogeneration. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of Rumford Cogeneration; however, $11 of the consolidated cash and cash equivalents at December 31, 2006 is the property of Rumford Cogeneration and is not available to NewPage Holding or NewPage for debt service or other purposes until distributed from the partnership to its partners.

E.	INVENTORIES

Inventories as of December 31, 2006 and 2005 consist of:

	2006	2005
Finished and in-process goods	$232	$242
Raw materials	32	45
Stores and supplies	53	56

	$317	$343

If inventories had been valued at current costs, they would have been valued at $306 and $330 at December 31, 2006 and 2005. During the year ended December 31, 2006 and eight months ended December 31, 2005, inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing at the Acquisition date as compared with the cost of purchases, the effect of which increased cost of goods sold and net loss by approximately $1 during each period.

F.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2006 and 2005, consist of:

	2006	2005
Land and land improvements	$56	$99
Buildings	122	115
Machinery and other	1,319	1,238
Construction in progress	35	48

	1,532	1,500

Less: accumulated depreciation	(223)	(92)

	$1,309	$1,408

G.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of December 31, 2006 and 2005, consist of:

	2006	2005
NewPage:
Commodity basket option contract	$—	$47
Financing costs (net of accumulated amortization of $15 and $5)	33	42
Prepaid pension asset	47	36
Intangibles—customer relationships (net of accumulated amortization of $3 and $1)	23	25
Deferred income taxes	13	8
Other	19	29

Subtotal	135	187
NewPage Holding:
Financing costs (net of accumulated amortization of $1 and $0)	2	1
Other	3	1

	$140	$189

Amortization expense for NewPage Holding was $17 and $10 for the year ended December 31, 2006 and eight months ended December 31, 2005. Amortization expense for NewPage Holding for the next five years is expected to be $15 in 2007, $15 in 2008, $13 in 2009, $12 in 2010 and $9 in 2011.

Amortization expense for NewPage was $15 and $9 for the year ended December 31, 2006 and eight months ended December 31, 2005. Amortization expense for NewPage for the next five years is expected to be $13 in 2007, $13 in 2008, $11 in 2009, $10 in 2010 and $7 in 2011.

H.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the year ended December 31, 2006 and the eight months ended December 31, 2005, include non-cash losses of $47 and $25 determined based on the mark-to-market value of the option contract.

As of June 30, 2005, we entered into two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our variable-rate debt. We entered into a $150 notional amount interest rate swap expiring June 2009 and a $150 notional amount interest rate swap expiring June 2010. We purchased a $150 notional amount interest rate cap with a cap rate of 4.50% that expires June 2008 for $1.

I.	CURRENT LIABILITIES

Accounts payable as of December 31, 2006 and 2005 includes zero and $27 of outstanding checks in excess of cash.

Accrued expenses as of December 31, 2006 and 2005 consist of:

	2006	2005
Payroll and employee benefit costs	$42	$38
Accrued interest	27	28
Accrued rebates and allowances	17	15
Other	34	21

	$120	$102

J.	LONG-TERM DEBT

The balances of long-term debt as of December 31, 2006 and 2005 are as follows:

	2006	2005
NewPage:
Revolving senior secured credit facility (LIBOR plus 2.00%)	$—	$46
Term loan senior secured credit facility (LIBOR plus 3.00%)	524	748
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $350)	347	346
12% senior subordinated notes (face amount $200)	198	198

Total long-term debt, including current portion	1,294	1,563
Current portion of long-term debt	5	8

Subtotal	1,289	1,555
NewPage Holding—
Senior unsecured PIK notes (face amount $151 and $134; LIBOR plus 7.00%)	140	122

Long-term debt	$1,429	$1,677

All of our assets are pledged as collateral under our various debt agreements.

In April 2006, we permanently reduced the commitment under the revolving senior secured credit facility from $350 to $275. This reduction brought the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006. Included in interest expense for the year ended December 31, 2006 is $1 for write-off of deferred financing costs related to the amount of the reduction in the revolver commitment. In January 2007, we reduced the maximum commitment under the revolving senior credit facility to $250.

Principal payments on long-term debt for the next five years are payable as follows: $5 in 2007, $5 in 2008, $5 in 2009, $130 in 2010 and $378 in 2011.

Senior Secured Credit Facilities

The senior secured credit facilities consist of a senior secured term loan of $750 and a senior secured revolving credit facility of $250. The description of the credit facilities is based on the agreements after the amendments in January 2007. Subject to customary conditions, including the absence of defaults under the revolving facility, amounts available under the revolving facility may be borrowed, repaid and re-borrowed, including in the form of letters of credit and swing line loans, until the maturity date thereof. The revolving facility was partially utilized to fund the Acquisition and pay related expenses, and may be utilized to fund our working capital, to fund permitted acquisitions and capital expenditures, and for other general corporate purposes. The availability under our revolving credit facility is reduced by our outstanding letters of credit, which totaled $47 and $24 at December 31, 2006 and 2005. The amount of loans and letters of credit available to us pursuant to the revolving facility is limited to the lesser of $250 or an amount determined pursuant to a borrowing base. The borrowing base at any time will be equal to 85% of the book value of our and our subsidiaries’ eligible account receivables, plus the lesser of (i) 75% of the lower of cost or market value of our and our subsidiaries’ eligible inventory or (ii) 85% of the “net cost recovery percentage” of our and our subsidiaries’ eligible inventory, minus certain reserves established by the collateral agent under the revolving facility. The collateral agent has the right to change these advance rates under certain circumstances. The eligibility of accounts receivable and inventory for inclusion in the borrowing base is determined in accordance with certain customary criteria specified pursuant to the revolving facility. For purposes of the borrowing base, “net cost recovery percentage” is the percentage determined by dividing the amount that would be recovered in an orderly liquidation of the inventory, as determined from the most recent inventory appraisal conducted under the terms of the revolving facility, by the cost of the inventory covered by such appraisal. Based on availability under the borrowing base as of December 31, 2006, we had $179 of additional borrowing availability under the revolving senior secured credit facility. Unless terminated earlier, the revolving facility matures on May 1, 2010. Amounts outstanding under our revolving facility bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 1.00%, or (ii) LIBOR plus 1.75%. The interest rate spreads are subject to reduction upon meeting certain leverage thresholds or upon the occurrence of an initial public offering. Our weighted-average interest rate on the outstanding balance at December 31, 2005 was 6.82%. Certain customary fees are payable to the lenders and the agents under the senior secured credit facilities, including, without limitation, a commitment fee for our revolving facility based upon non-use of available funds and letter of credit fees and issuer fronting fees.

The senior term facility matures on May 1, 2011 and will amortize in 20 consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the senior term facility during the first five years thereof, with the balance payable in four equal quarterly installments in the sixth year. Future payments are reduced ratably for early principal repayments. The senior term facility is subject to mandatory prepayment with, in general, (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (iii) 50% of the net cash proceeds of equity offerings; (iv) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the term facility); and (v) 75% of our excess cash flow, as defined in the senior secured credit facility (declining in stages to zero, in accordance with a leverage ratio test). The loans under the senior term facility bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 2.00%, or (ii) LIBOR plus 2.25%. The interest rate spreads are subject to reduction upon meeting certain leverage thresholds or upon the occurrence of an initial public offering. Our weighted-average interest rate on the outstanding balance at December 31, 2006 and 2005 was 8.46% and 7.56%.

The senior secured credit facilities are jointly and severally guaranteed by our parent and each of our domestic subsidiaries. Subject to certain customary exceptions, we and each of the guarantors granted to the lenders under the revolving facility a first priority security interest in and lien on our and our domestic subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent and our guarantor domestic subsidiaries. Subject to certain customary exceptions, we and each of the guarantors granted to the lenders under the term facility (i) a first priority security interest in and lien on substantially all of our and our domestic subsidiaries’ present and future property and assets (other than cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent and our guarantor domestic subsidiaries), including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, if any, as well as our capital stock owned by our parent and (ii) a second priority security interest in and lien on our and our domestic subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent or our guarantor domestic subsidiaries.

The senior secured credit facilities contain various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to our company from our subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions,

(xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities. In addition, under the senior term facility (and under the revolving facility to the extent that our unused borrowing availability under the revolving facility plus excess cash are below $25 for 10 consecutive business days), we are required to comply with specified financial ratios and tests, including a minimum interest and fixed charge coverage ratios, maximum senior and total leverage ratios and maximum capital expenditures.

Floating Rate and 10% Senior Secured Notes

The senior secured notes consist of $350 face value of 10% senior secured notes and $225 of floating rate senior secured notes. The senior secured notes mature on May 1, 2012. Interest on the 10% senior secured notes is payable semi-annually in arrears on May 1 and November 1. Interest on the 10% senior secured notes is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the floating rate senior secured notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.25% (11.62% and 10.50% at December 31, 2006 and 2005). We pay interest on the floating rate senior secured notes quarterly, in arrears, on every February 1, May 1, August 1 and November 1.

The senior secured notes are secured on a second-priority basis by liens on all of the assets of NewPage and the guarantors other than the collateral securing the revolving senior credit facility and the stock of our subsidiaries; are subordinated, to the extent of the value of the assets securing such indebtedness, to the senior secured credit facility; are senior in right of payment to our existing and future subordinated indebtedness, including the senior subordinated notes; and are jointly and severally unconditionally guaranteed by our domestic subsidiaries.

At any time prior to May 1, 2008, we may redeem up to 30% of the 10% senior secured notes at a redemption price of 110% with the net cash proceeds of one or more equity offerings by NewPage or a contribution to the common equity capital of NewPage from the net proceeds of one or more equity offerings by a direct or indirect parent of NewPage. At any time prior to May 1, 2009, we may also redeem all or a part of the 10% senior secured notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, we may redeem all or a part of the 10% senior secured notes at an initial redemption price of 106%. At any time prior to May 1, 2008, we may redeem up to 30% of the floating rate senior secured notes at a redemption price of 100%, plus LIBOR on the date of redemption, plus 6.25% with the net cash proceeds of one or more equity offerings by NewPage or a contribution to the common equity capital of NewPage from the net proceeds of one or more equity offerings by a direct or indirect parent of NewPage. On or after May 1, 2009, we may redeem all or a part of the floating rate senior secured notes at an initial redemption price of 103%. If a Change of Control occurs, each holder of senior secured notes has the right to require us to repurchase all or any part of that holder’s senior secured notes at 101% of the face value.

The senior secured notes contain various customary covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to our company from our subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities.

12% Senior Subordinated Notes

The senior subordinated notes consist of $200 face value senior subordinated notes that mature on May 1, 2013. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, including the senior secured notes and borrowings under the senior secured credit facilities. Interest on the senior subordinated notes accrues at the rate of 12.0% per annum and is payable semi-annually in arrears on May 1 and November 1. The senior subordinated notes are jointly and severally guaranteed by each of our domestic subsidiaries.

At any time prior to May 1, 2008, we may redeem up to 30% of the senior subordinated notes at a redemption price of 112% with the net cash proceeds of one or more equity offerings by NewPage or a contribution to the common equity capital of NewPage from the net proceeds of one or more equity offerings by a direct or indirect parent of NewPage. At any time prior to May 1, 2009, we may also redeem all or a part of the senior subordinated notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, we may redeem all or a part of the senior subordinated notes at an initial redemption price of 106%. If a Change of Control occurs, each holder of the senior subordinated notes has the right to require us to repurchase all or any part of that holder’s senior subordinated notes at 101% of the face value.

The senior subordinated notes contain various customary covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to our company from our subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities.

NewPage Holding Senior Unsecured PIK Notes

The PIK Notes are due 2013. Interest accrues at a rate per annum, reset semi-annually, equal to LIBOR plus 7.00% (12.39% and 11.45% at December 31, 2006 and 2005) and is payable by the issuance of additional PIK Notes until maturity. The PIK Notes are unsecured and are not guaranteed.

NewPage Holding may redeem all or part of the PIK Notes at specified redemption prices. Upon a change of control, as defined in the PIK Notes indenture, and certain asset sales, holders of the PIK Notes will have the right to require NewPage Holding to repurchase all or part of the holder’s PIK Notes.

The PIK Notes indenture contains various customary negative covenants, including restrictions on our ability and the ability of our subsidiaries to (i) incur indebtedness, (ii) allow liens to exist, (iii) permit restrictions to exist on dividends by our subsidiaries, (iv) merge, consolidate or sell assets and (v) enter into transactions with affiliates. The covenants applicable to us and our subsidiaries are substantially the same as the corresponding covenants contained in the indenture for the senior subordinated notes. Additionally, the PIK Notes indenture contains restrictions on NewPage Holding’s ability to (i) incur additional indebtedness other than (a) PIK Notes paid as interest and (b) guarantees of the debt obligations of subsidiaries of NewPage Holding and (ii) pay dividends. The NewPage Holding note indenture contains customary events of default.

K.	INCOME TAXES

The principal current and noncurrent deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	NewPage Holding		NewPage
	2006	2005	2006	2005
Deferred tax assets:
Intangible assets	$88	$79	$88	$79
Compensation-related costs	18	23	18	23
Net operating loss carryforwards	75	9	75	9
Other accruals and reserves	29	20	18	16

Total deferred tax assets	210	131	199	127
Valuation allowance	(42)	(26)	(30)	(22)

Net deferred tax assets	168	105	169	105
Deferred tax liabilities:
Property, plant and equipment	(154)	(97)	(154)	(97)
Inventory	(1)	(6)	(1)	(6)
Other	(14)	(6)	(14)	(6)

Total deferred tax liabilities	(169)	(109)	(169)	(109)

Net deferred liability	$(1)	$(4)	$—	$(4)

Included in the balance sheet:
Other current assets—deferred tax asset	$8	$4	$9	$4
Noncurrent assets—deferred tax asset	13	8	13	8
Noncurrent net deferred tax liability	(22)	(16)	(22)	(16)

Net deferred liability	$(1)	$(4)	$—	$(4)

The significant components of the income tax provision (benefit) are as follows:

	NewPage Holding		NewPage
	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005
Deferred:
U.S. federal	$(19)	$(20)	$(13)	$(16)
State and local	—	(7)	1	(7)

Benefit for deferred income taxes	(19)	(27)	(12)	(23)
Valuation allowance	16	26	8	22

	(3)	(1)	(4)	(1)
Allocation to loss from discontinued operations	—	3	—	3
Allocation to other comprehensive income	—	3	—	3

Income tax (benefit)	$(3)	$(7)	$(4)	$(7)

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to continuing operations and taxes computed at the U.S. federal statutory rate:

	NewPage Holding		NewPage
	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(13)	$(28)	$(7)	$(24)
State and local income taxes, net of federal benefit	2	(5)	2	(5)
Permanent differences	3	—	3	—
Tax credits	(2)	—	(2)	—
Valuation allowance	16	26	8	22
Other	(9)	—	(8)	—

Income tax (benefit)	$(3)	$(7)	$(4)	$(7)

Effective tax rate	8.3%	9.6%	18.6%	10.4%

The federal net operating loss carryforward at December 31, 2006 was $198 and is available to reduce federal taxable income through 2026. For the period subsequent to the Acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our current period loss and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, for the eight months ended December 31, 2005, we allocated $3 of tax expense to other comprehensive income and treated the corresponding offset as an allocation to tax benefit from operations.

L.	EQUITY

As of December 31, 2006, Escanaba Timber LLC was the sole holder of record of the shares of NewPage Holding common stock and NewPage Holding was the sole holder of record of the shares of NewPage common stock. There is no established public trading market for our common stock and we have never paid or declared a cash dividend on the common stock. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

In conjunction with the Acquisition, we received an equity investment of $415 in common stock from our parent, Escanaba Timber LLC. During 2006, the authorized shares of NewPage Holding were increased to 400,000,000 shares (100,000,000 preferred shares and 300,000,000 common shares) and a one-to-452,880 common stock split was declared and became effective as of July 20, 2006. All share and per share information has been adjusted to reflect this split.

As discussed in Note C, the allocation of the purchase price to Escanaba Timber LLC and NewPage was made in proportion to each entity’s share of the fair value of the total assets acquired and was not based on the individual legal entity’s issuance of consideration to MeadWestvaco. Below is a reconciliation between the $415 equity investment and the amount recorded in additional paid-in capital:

Equity contribution from Escanaba Timber	$415
Unvested restricted equity awards	(2)

Proceeds from capital contributions	413
Excess consideration contributed from Escanaba Timber over fair value of assets acquired	(129)

Proceeds from capital contributions in statement of stockholder’s equity	$284

Equity Awards

Certain members of our management were granted Common Percentage Interests (“Management Interests”) of Maple Timber Acquisition LLC (“Maple Timber”), our indirect parent, relating to our business. The equity interests of Maple Timber are classified into two separate series, one relating to our business and one relating to the business of Escanaba Timber LLC. The series of equity interests relating to our business consists of Class A Common Percentage Interests, Class B Common Percentage Interests, Class C Common Percentage Interests and Preferred Percentage Interests. The Common Percentage Interests participate in distributions only after holders of the Preferred Percentage Interests have received a return of their capital plus a preferred return. Additionally, the Class B Common Percentage Interests will participate in the equity of our business only after the Class A Common Percentage Interests have received $150 in distributions and the Class C Common Percentage Interests will participate in the equity of our business only after the Class A and Class B Common Percentage Interests together have received an aggregate distribution of $261.

Of the Class A and Class B Common Percentage Interests, 50% will vest over time through December 31, 2007. The other 50% of the Class A and Class B Common Percentage Interests will vest only if performance targets are met during 2006 and 2007. Of the Class C Common Percentage Interests, 50% will vest in three equal annual installments from the date of grant. The other 50% of the Class C Common Percentage Interests will vest in three equal annual installments only if performance targets are met. All Common Percentage Interests will vest only to the extent the employee remains employed by us on each vesting date or, with respect to our chairman, if he remains our chairman on each vesting date. However, all Class A and Class B Common Percentage Interests will automatically vest upon a “change of control”

or an “initial public offering.” All of the Class C Common Percentage Interests will vest upon a change of control, and 50% of the Class C Common Percentage Interests subject to vesting will vest upon consummation of an initial public offering of our equity and the other 50% will remain subject to the original vesting schedule.

The fair value of Management Interests granted totaled $3 and $2 for the year ended December 31, 2006 and eight months ended December 31, 2005.

Included in selling, general and administrative expenses, we have recognized expense of $11 and $1 for the year ended December 31, 2006 and eight months ended December 31, 2005, and will recognize the additional compensation expense of $2 over the vesting periods, primarily in 2007, with the offset recorded as an increase in additional paid-in capital. The 2006 expense includes $6 for the repurchase of unvested equity interests granted to our former chief executive officer, Peter H. Vogel, Jr. and $3 for the repurchase of unvested equity interests granted to our former chief financial officer, Matthew L. Jesch. Under a Repurchase Agreement dated April 5, 2006 between Maple Timber and Mr. Vogel, Maple Timber repurchased all of Mr. Vogel’s Management Interests for an aggregate of $7 on May 16, 2006. NewPage loaned $7 to Maple Timber to enable Maple Timber to satisfy its repurchase obligations. This has been recorded as a reduction in shareholder’s equity as repayment is not assured. Under a Repurchase Agreement dated January 31, 2007 between Maple Timber and Mr. Jesch, Maple Timber will repurchase all of Mr. Jesch’s Management Interests for an aggregate amount of $3 on or before March 31, 2007.

Furthermore, certain other members of our management were issued options to purchase Class A Common Percentage Interests that only vest upon the occurrence of a change of control or an initial public offering. These options expire after ten years from the date of issuance.

M.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

We provide retirement benefits for certain employees based on length of service in accordance with collective bargaining agreements. Plan assets were measured as of September 30, 2006 and 2005. We do not expect to contribute to the plan during 2007 as a result of the overfunded status of the plan.

We provide certain postretirement health care benefits for retirees prior to their reaching age 65. We fund the postretirement health care benefits on a pay-as-you-go basis so that our contributions are equal to the benefits paid to participants. For 2007, we expect the required employers’ contribution to be $1.

We also sponsor a defined contribution plan for certain employees, which provide for company contributions of a specified percentage of each employee’s total compensation. This plan includes a discretionary profit-sharing component that varies depending on the achievement of certain objectives. During the year ended December 31, 2006 and the eight months ended December 31, 2005, we incurred expenses of $20 and $10 for contributions to the defined contribution benefit plan.

The funded status of the defined benefit plans at December 31, 2006 and 2005, were as follows:

	Retirement Plan December 31,		Post- retirement Plan December 31,
	2006	2005	2006	2005
Benefit obligation at beginning period	$254	$259	$30	$29
Service cost	9	8	1	1
Interest cost	12	9	1	1
Benefits paid	(7)	(5)	(1)	—
Plan amendments	—	2	—	—
Settlement	(68)	—	—	—
Curtailment	—	—	(8)	—
Termination benefits	—	—	1	—
Actuarial (gains) losses	(3)	(19)	(1)	(1)

Benefit obligation at end of period	197	254	23	30
Fair value of plan assets at beginning of period	305	303	—	—
Return on plan assets	27	7	—	—
Employer contributions	—	—	1	—
Settlement	(81)	—	—	—
Benefits paid	(7)	(5)	(1)	—

Fair value of plan assets at end of period	244	305	—	—

Funded status	$47	51	$(23)	(30)

Unrecognized prior service cost		2		—
Unrecognized net actuarial (gains) losses		(10)		(1)

Prepaid asset (accrued liability)		43		(31)
Allocated to discontinued operations		7		(8)

Prepaid asset (accrued liability)—long-term asset (liability)		$36		$(23)

Included in the balance sheet:
Other assets	$47	$36	$—	$—
Accrued expenses	—	—	(1)	—
Other long-term obligations	—	—	(22)	(23)
Accumulated other comprehensive income—net actuarial (gains) losses	(12)	—	(2)	—
Weighted-average assumptions:
Discount rate	5.91%	5.71%	5.67%	5.30%
Long-term rate of return on plan assets	7.40%	7.40%	—	—

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 was effective for us as of December 31, 2006 for purposes of recognizing the asset or liability on our balance sheet and is effective for us no later than December 31, 2008 for purposes of changing our measurement date to year-end. Effective December 31, 2006, we adopted the recognition provision of SFAS No. 158 and continue to evaluate the measurement provision.

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the balance sheet at December 31, 2006:

	Before Application of SFAS 158	Adjustment	After Application of SFAS 158
NewPage Holding
Other assets	$128	$12	$140
Total assets	1,973	12	1,985
Other long-term obligations	(44)	2	(42)
Accumulated other comprehensive income	(6)	(14)	(20)
Total stockholder’s equity	(180)	(14)	(194)
NewPage
Other assets	$123	$12	$135
Total assets	1,969	12	1,981
Other long-term obligations	(44)	2	(42)
Accumulated other comprehensive income	(6)	(14)	(20)
Total stockholder’s equity	(317)	(14)	(331)

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments.

We have invested plan assets in a mix of equity securities and debt securities. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 9% to 10% over the long-term, while debt securities are expected to return between 5% and 6%. We expect that the Plan’s asset managers will provide a modest (0.5% to 1.0% per annum) premium to the respective market benchmark indices. The following is schedule of the investment allocation at September 30, 2006 and 2005, and the expected returns by security type:

		Plan Asset Allocation		Weighted-
	Target			Average
	Allocation	2006	2005	Return
Equity securities	70%	65%	71%	7.70%
Debt securities	27	35	26	5.20
Other	3	—	3	4.30

Total	100%	100%	100%	7.40

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of Plan equity investments is to invest in well-diversified portfolios of domestic and international stocks. The role of fixed income investments is to invest in well-diversified portfolios of debt instruments that the average weighted duration does not exceed the duration of the Lehman Brothers Aggregate Index by more than two years. We review this investment policy statement at least once per year. In addition, the portfolio is reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary.

The postretirement benefit plan utilized a weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 11.0% for 2007 and decreasing 1.0% per year to an ultimate trend rate of 5.0% in 2013 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $1 at December 31, 2006, and the interest and service cost would have been less than $1 higher for the year ended December 31, 2006. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $1 at December 31, 2006, and the interest and service cost would have been less than $1 lower for the year ended December 31, 2006.

A summary of the components of net periodic costs and amounts recognized in other comprehensive income for the year ended December 31, 2006 and eight months ended December 31, 2005, is as follows:

	Retirement Plan		Post- retirement Plan
	Year Ended December 31, 2006	Eight Months Ended December 31, 2005	Year Ended December 31, 2006	Eight Months Ended December 31, 2005
Service cost	$9	$8	$1	$1
Interest cost	12	9	1	1
Termination benefits	—	—	1	—
Expected return on plan assets	(19)	(16)	—	—

Net periodic cost before settlement and curtailment	2	1	3	2
Settlement loss	5	—	—	—
Curtailment (gain) loss	2	—	(8)	—

Net periodic cost (income) after settlement and curtailment	9	1	(5)	2
Less—cost (income) allocated to discontinued operations	7	—	(7)	—

Net cost allocated to continuing operations	$2	$1	$2	$2

Weighted-average assumptions:
Discount rate	5.71%	5.25%	5.62%	5.25%
Long-term rate of return on plan assets	7.40%	8.00%	—	—

A curtailment loss of $1 resulted from the permanent shutdown of our No. 7 paper machine and related activities at the Luke, Maryland operation during the fourth quarter of 2006. Because the curtailment loss occurred after the plan measurement date, but before our year end, the loss will be recognized in the first quarter of 2007 in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

Future benefit payments for the plans for each of the next five years and for the five years thereafter are expected to be paid as follows:

	Retirement Plan	Post- retirement Plan
2007	$8	$1
2008	10	1
2009	11	2
2010	12	2
2011	13	3
2012 through 2016	69	16

N.	SHUTDOWN OF PAPER MACHINE

During the fourth quarter of 2006, we announced a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at the Luke, Maryland operation largely as a result of the growing influx of low-priced imported paper, particularly from China, Indonesia and South Korea. We took this action in order to continue to improve our cost position and financial performance and better align capacity with market demand. We expect to complete this action by the second quarter of 2007.

During the fourth quarter of 2006, we recorded total pretax charges of $17 in cost of sales for costs associated with this action. These charges include $15 for accelerated depreciation and inventory write-offs, and $2 for severance and early retirement benefits. We expect to incur an additional $1 for severance and early retirement benefits relating to this action during the first half of 2007.

Employee costs related to the shutdown were as follows for the year ended December 31, 2006:

Employee Costs
Current charges	$2
Payments	—

Balance accrued at December 31, 2006	$2

O.	COMMITMENTS AND CONTINGENCIES

Contingencies

Claims have been made against us for the costs of environmental remedial measures taken or to be taken. Reserves for these liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. We are involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of these matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

Commitments

We are party to fiber supply agreements that entitle us to purchase minimum volumes of wood at market prices for periods through 2026, with renewal periods at our option. We are required to purchase minimum levels and have optional volumes that we can purchase under some of the agreements. The agreements include a limitation of damages under which our maximum potential damages for default are based on a price per ton of wood not delivered, unless the failure is the result of a force majeure event that would have prevented either party from performing its obligations. The aggregate maximum amount of potential damages declines from approximately $21 per year in 2007 and totals an aggregate of $231 for all periods. These contracts are assignable by either party with mutual consent.

On August 31, 2005, we entered into a Master Services Agreement with Accenture LLP. Under the agreement, as amended, Accenture will provide information technology services and human resources services necessary to support our operations through January 31, 2013, at specified monthly base prices (with incremental charges for additional services provided) plus transition charges. The information technology services include development, maintenance and support of our software, mainframe, server, managed network and application management systems. Accenture is also obligated to support and maintain third-party software and hardware currently used in our operations. The human resource services include maintenance and support of employee benefits, payroll and tax services. The base price for services under the agreement is approximately $30 annually. We may terminate the agreement after two years by providing Accenture at least 12 months prior notice and payment of a termination fee, which varies depending on the termination date, but not to exceed $15 for termination of the information technology services and $3 for termination of the human resources services. Additionally, Accenture may immediately terminate the agreement in the event that we materially breach any of our duties or obligations under the agreement and fail to cure such breach within 30 days. In addition, if Accenture fails to perform its services at or above fixed service levels, we have the ability to terminate the information technology services portion of the agreement.

Operating Leases

We lease certain buildings, transportation equipment and office equipment under operating leases with terms of one to 10 years. Rental expense for the year ended December 31, 2006 and eight months ended December 31, 2005 was $8 and $7. The following is a schedule by year of future annual minimum lease payments under non-cancelable operating leases as of December 31, 2006:

2007	$6
2008	4
2009	3
2010	3
2011	3
Thereafter	8

$27

P.	RELATED PARTY TRANSACTIONS

Cerberus Capital Management, L.P., our equity sponsor, retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are materially consistent with those terms that would have been obtained in an arrangement with an unaffiliated third party. We have normal purchases and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are at arms’ length terms and are not material to our results of operations or financial position.

During 2005 we were party to fiber supply agreements with Escanaba Timber LLC, whereby we were entitled to purchase wood fibers from them at prevailing market rates. During the eight months ended December 31, 2005, we made purchases of $15 from them. In addition, we provided certain management services to them, including human resources, information technology and accounting. Our billings to them for these services were not significant. As of December 31, 2005, Escanaba Timber LLC had sold substantially all of its timberlands. The acquirers assumed the commitments under the fiber supply agreements and we negotiated certain revisions to the agreements. During the eight months ended December 31, 2005, we received $4 for changes made to a fiber supply agreement in conjunction with one of Escanaba Timber LLC’s dispositions. We have accounted for this payment as an additional capital contribution from Escanaba Timber LLC.

We are the general partner and have a 30% interest in Rumford Cogeneration Company, L.P., a limited partnership which operates the cogeneration facility located at our Rumford, Maine paper mill. Prior to January 1, 2006 we accounted for this investment using the equity method of accounting. As of January 1, 2006 we consolidated the partnership. Prior to being consolidated, sales of byproducts and charges for management services to the limited partnership were $36 for the eight months ended December 31, 2005. Purchases from the limited partnership were $32 for the eight months ended December 31, 2005. Distributions received from the limited partnership were $8 for the eight months ended December 31, 2005.

Q.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net unrealized gains and losses on cash flow hedges and net actuarial gains and losses on our defined benefit plans. The components of accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 are as follows:

	2006	2005
Unrealized gains on cash flow hedge, net of tax of $3 and $3	$6	$5
Net actuarial gains on defined benefit plans	14	—

	$20	$5

R.	SALE OF HYDROELECTRIC FACILITIES

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. for a cash sales price of $144. Included in other income (expense) for the year ended December 31, 2006 is a gain on the sale of $65.

S.	SALE OF CARBONLESS PAPER BUSINESS

Effective April 1, 2006, we completed the sale of our carbonless paper business to P. H. Glatfelter Company for a cash sales price of $84, after the final working capital adjustment.

Net sales of the carbonless paper business (included in discontinued operations) were $106 and $283 for the year ended December 31, 2006 and eight months ended December 31, 2005. Included in the loss from discontinued operations for year ended December 31, 2006 is $19 of charges related to the sale of the business, including curtailment and settlement costs related to the employee benefit plans.

The following shows the approximate book value of the major classes of assets and liabilities as of December 31, 2005 that were disposed of as part of the sale:

Accounts receivable	$43
Inventory	94
Other current assets	2
Property, plant and equipment	6
Prepaid pension asset	7

Total assets	152
Accounts payable	(22)
Other current liabilities	(34)
Other long-term obligations	(10)

Total liabilities	(66)

Net assets	$86

T.	INITIAL PUBLIC OFFERING

NewPage Holding filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether we will complete the offering or what the terms of the offering will be.

U.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of January 1, 2008 and we are evaluating the effect of adoption.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for us as of January 1, 2007. We continue to evaluate the effect of adoption, but do not expect any effect on retained earnings to result from the implementation of this interpretation.

V.	CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

NewPage Holding has no independent assets or operations other than its investment in NewPage. The ability to repay the PIK Notes will be dependent on the ability of NewPage to distribute funds to NewPage Holding or of NewPage Holding to raise sufficient funds from issuing capital stock. Currently, NewPage’s existing indebtedness prevents it from making distributions to NewPage Holding.

The following condensed parent-only financial statements of NewPage Holding reflect majority-owned subsidiaries using the equity basis of accounting.

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED BALANCE SHEETS

DECEMBER 31, 2006 and 2005

Dollars in millions, except per share amounts

	2006	2005
ASSETS
Investment in NewPage	$331	$347
Other assets	5	2

TOTAL ASSETS	$336	$349

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$1	$—
Other current liabilities	1	—
Long-term debt-PIK Notes	140	122

STOCKHOLDER’S EQUITY
Common stock—300,000,000 shares authorized, 45,288,000 shares issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	293	289
Accumulated deficit	(119)	(67)
Accumulated other comprehensive income	20	5

Total stockholder’s equity	194	227

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$336	$349

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2006	2005
Interest expense (including non-cash interest expense of $29 and $10)	$19	$10
Equity in (earnings) loss of NewPage	32	57

Income (loss) before income taxes	(51)	(67)
Income tax expense	1	—

Net income (loss)	$(52)	$(67)

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52)	$(67)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs and debt discount	2	1
Interest expense on PIK Notes	17	9
Equity in (earnings) loss in NewPage	32	57
Change in accounts payable	1	—

Net cash provided by operating activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in NewPage	—	(441)

Net cash used in investing activities	—	(441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	—	417
Proceeds from issuance of PIK Notes	—	25
Loan from NewPage	3	—
Payment of debt issuance costs	(3)	(1)

Net cash provided by financing activities	—	441

Net increase in cash and cash equivalents and cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL INFORMATION
Non-cash transaction—Issuance of PIK Notes to MeadWestvaco
Corporation as consideration	$—	$100

W.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Year Ended Dec. 31, 2006(1)	Eight Months Ended Dec. 31, 2005(2)	Year Ended Dec. 31, 2006(1)	Eight Months Ended Dec. 31, 2005(2)
Net sales
First	$507	$—	$507	$—
Second (2005 includes only May and June)	490	279	490	279
Third	522	507	522	507
Fourth	519	495	519	495

Year	$2,038	$1,281	$2,038	$1,281

Gross profit
First	$56	$—	$56	$—
Second (2005 includes only May and June)	58	20	58	20
Third	56	53	56	53
Fourth	43	56	43	56

Year	$213	$129	$213	$129

Income (loss) from continuing operations
First	$(62)	$—	$(58)	$—
Second (2005 includes only May and June)	54	(54)	59	(51)
Third	(5)	13	1	16
Fourth	(23)	(31)	(18)	(27)

Year	$(36)	$(72)	$(16)	$(62)

Net income (loss)
First	$(68)	$—	$(64)	$—
Second (2005 includes only May and June)	45	(59)	50	(56)
Third	(4)	19	2	22
Fourth	(25)	(27)	(20)	(23)

Year	$(52)	$(67)	$(32)	$(57)

	NewPage Holding
	Year Ended Dec. 31, 2006(1)	Eight Months Ended Dec. 31, 2005(2)
Income (loss) from continuing operations per common share—basic and diluted
First	$(1.37)	$—
Second (2005 includes only May and June)	1.18	(1.19)
Third	(0.09)	0.28
Fourth	(0.52)	(0.69)

Net income (loss) per common share—basic and diluted
First	$(1.50)	$—
Second (2005 includes only May and June)	0.98	(1.29)
Third	(0.07)	0.40
Fourth	(0.55)	(0.60)

(1)	First quarter 2006 results include transitional costs of $8 relating to the setup of our business as a stand-alone business, equity award expense of $7, primarily for our former chief executive officer, and a non-cash loss of $39 determined based on the mark-to-market value of the basket option contract. Second quarter 2006 results include a gain of $66 on the sale of two hydroelectric generating facilities and a non-cash loss of $6 determined based on the mark-to-market value of the basket option contract. Third quarter 2006 results include a non-cash loss of $2 for the basket option contract. Fourth quarter 2006 results include a $17 charge associated with the shutdown of the No. 7 paper machine in Luke, Maryland and equity award expense of $3, primarily for our former chief financial officer.

(2)	Second quarter 2005 results include a non-cash loss of $20 on the basket option contract and $2 of transition costs. Third quarter 2005 results include a non-cash gain of $25 for the basket option contract and $5 of expenses for transition costs. Fourth quarter 2005 results include a non-cash loss of $30 for the basket option contract and $7 of expense for transition costs.

* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To MeadWestvaco Corporation

In our opinion, the accompanying combined statements of operations, changes in combined equity and cash flows present fairly, in all material respects, the results of operations of the Printing and Writing Papers Business of MeadWestvaco Corporation and its cash flows for the four months ended April 30, 2005 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

December 16, 2005, except for the computation of Earnings Per Share, as described in Note M, the date of which is July 21, 2006 and Discontinued Operations, as described in Note A, the date of which is May 19, 2006

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS

Dollars in millions, except per share amounts

	Four Months Ended April 30, 2005	Year ended Dec. 31, 2004
Net sales (including sales to related parties of $9 and $ 27)	$582	$1,779
Cost of sales	538	1,746
Selling, general and administrative expenses	31	97
Goodwill impairment	—	238
Interest expense, including loss on defeasance of debt of $18 in 2005	21	9
Other income, net	(2)	(6)

Loss from continuing operations before income taxes	(6)	(305)
Income tax benefit	(3)	(24)

Loss from continuing operations	(3)	(281)
Loss from discontinued operations, net of tax (benefit) of $4 and $14	(5)	(20)

Net loss	$(8)	$(301)

Income (loss) per share—basic and diluted (Note M):
Income (loss) from continuing operations	$(0.07)	$(6.20)
Income (loss) from discontinued operations	(0.10)	(0.45)

Net income (loss)	$(0.17)	$(6.65)

Basic and diluted weighted average number of common shares outstanding (in thousands) (Note M)	45,288	45,288

The accompanying notes are an integral part of these combined financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

STATEMENTS OF CHANGES IN COMBINED EQUITY

Dollars in millions

EQUITY
BALANCE, DECEMBER 31, 2003	$2,128
Net loss for the year ended December 31, 2004	(301)
Transactions with MeadWestvaco Corporation, net	(114)

BALANCE, DECEMBER 31, 2004	1,713
Net loss for the four months ended April 30, 2005	(8)
Payment by MeadWestvaco Corporation to defease long-term debt	162
Transactions with MeadWestvaco Corporation, net	16

BALANCE, APRIL 30, 2005	$1,883

The accompanying notes are an integral part of these combined financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

Dollars in millions

	Four Months Ended April 30, 2005	Year ended Dec. 31, 2004
Cash flows from operating activities
Net loss	$(8)	$(301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	5	20
Depreciation and amortization	61	186
Deferred income taxes	(7)	(38)
Loss on sales of assets, net	—	4
Investee—earnings and distributions	1	9
Impairment of goodwill and long-lived assets	—	238
Loss on defeasance of debt	18	—
Changes in operating assets and liabilities:
Accounts receivable, net	1	8
Inventories	(63)	51
Other current assets	1	(3)
Other assets	(2)	—
Accounts payable	—	39
Accrued expenses	(14)	4
Other liabilities	1	—
Net cash flows of discontinued operations	8	23

Net cash provided by operating activities	2	240
Cash flows from investing activities
Additions to property, plant and equipment	(14)	(66)
Proceeds from sale of property, plant and equipment	—	1
Net cash flows of discontinued operations	(3)	(22)

Net cash used in investing activities	(17)	(87)
Cash flows from financing activities
Repayment of long-term debt	—	(6)
Net transactions with MeadWestvaco Corporation	15	(114)
Net cash flows of discontinued operations	—	(33)

Net cash (used in) provided by financing activities	15	(153)

Increase (decrease) in cash and cash equivalents	$—	$—

The accompanying notes are an integral part of these combined financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

Dollars in millions

A.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

These combined financial statements present the historical results of the Printing and Writing Papers Business (the “Business”), which was purchased from MeadWestvaco Corporation (“MeadWestvaco”) by NewPage Corporation (the “Acquisition”) pursuant to the Acquisition, which was funded on May 2, 2005, but deemed to have been completed on April 30, 2005. The Business is engaged in the manufacturing, marketing and distribution of coated paper primarily used for commercial printing, magazines, catalogs, textbooks, and labels. Our products include coated papers, uncoated papers and market pulp production manufactured at four U.S. mills and supported by multiple distribution and converting locations. We operate within one operating segment. The Business consists of the historical Papers business segment of MeadWestvaco adjusted to exclude MeadWestvaco’s investment in Northwood Panelboard and the operations of Specialty Papers, which is a distinct and different business under separate management that will not be purchased. MeadWestvaco will retain certain assets and liabilities related to the Business (included within these combined financial statements). These include certain tax receivables and certain liabilities for environmental and employee matters, including the environmental matters discussed in Note J. These amounts are not material in regard to the Business’ financial position.

Effective April 1, 2006, NewPage completed the sale of the carbonless paper business, which comprised the carbonless paper segment, to P. H. Glatfelter Company. In the quarter ended March 31, 2006, the carbonless paper business was reported as a discontinued operation. The combined financial statements and related notes have been reclassified to reflect the discontinued operations treatment. Prior periods have been presented on a comparable basis. Net revenues of the carbonless paper business (included in discontinued operations) were $135 and $397 for the four months ended April 30, 2005 and the year ended December 31, 2004.

These combined financial statements are intended to present the historical results of the Business operations during each respective period. As such, these combined financial statements include allocations of certain expenses, as well as assets and liabilities historically maintained by MeadWestvaco and not recorded in the accounts of the Business. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. However, these combined financial statements may not necessarily be indicative of the results that would have been obtained if the Business had operated as a separate entity during the periods presented.

The combined equity of the Business comprises the excess of the Business’ assets over its liabilities. Combined equity is affected by the Business’ operating results, expense allocations from MeadWestvaco and cash transfers between the Business and MeadWestvaco, including settlement of intercompany transactions and amounts paid or received relating to interest and income taxes, as MeadWestvaco manages all treasury activities of the Business.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and assumptions

The preparation of these combined financial statements required management to make estimates and assumptions that affect the reported amounts of some revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of credit risk

The financial instruments that potentially subject the Business to concentrations of credit risk are accounts receivable. The Business limits its credit risk by performing ongoing credit evaluations, and when deemed necessary, requiring letters of credit, guarantees, or collateral. The majority of the Business’s accounts receivable are with paper merchants and printers.

For the four months ended April 30, 2005 and the year ended December 31, 2004, the Business’s sales to its largest customer was 20% and 19% of net sales, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost method. During 2004, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2004 purchases, the effect of which decreased cost of goods sold by approximately $3 and decreased net loss by approximately $1.

Property, plant and equipment

When fixed assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. The cost of plant and equipment is depreciated, utilizing the straight-line method, over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment. Depreciation expense was $59 and $180 for the four months ended April 30, 2005 and the year ended December 31, 2004.

Goodwill

The Business has classified as goodwill the excess of the acquisition cost over the fair values of the net tangible and intangible assets of businesses acquired. These combined financial statements included the applicable portion of goodwill associated with Papers business subsequent to and created by the merger of Mead and Westvaco. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis unless conditions arise that would require a more frequent evaluation. See footnote C for further information.

Capitalized software

Capitalized software is amortized using the straight-line method over the estimated useful lives of 2 to 8 years. The Business records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Business recorded amortization expense of $2 and $6 in the four months ended April 30, 2005 and the year ended December 31, 2004 relating to capitalized software.

Environmental

Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

Landfills

The Business follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

Revenue recognition

The Business recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the Business’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The Business provides allowances for estimated returns and other customer credits such as discounts, returns and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Sales of byproducts produced during the manufacturing process are recognized as a reduction of cost of sales.

Export sales

There are no operations, including long-lived assets, outside of the United States. Export sales from the United States were $56 and $158 for the four months ended April 30, 2005 and the year ended December 31, 2004.

Interest expense

Included in these combined financial statements are amortization of deferred financing cost and interest expense of long-term debt specifically related to the Business facilities. MeadWestvaco has not historically allocated corporate interest cost to its segments and none of that interest cost has been allocated within these combined financial statements.

Pension and postretirement benefits

The employees of the Business are participants in various defined benefit pension and postretirement plans sponsored by MeadWestvaco and the assets and liabilities are combined with those related to other MeadWestvaco businesses. Similarly, MeadWestvaco manages its domestic postretirement benefit plans on a combined basis and claims data and liability information related to the Business is aggregated and combined, by plan, with those related to other MeadWestvaco businesses. As a result, pension and postretirement expense for the Business has been determined on a multi-employer plan basis. Pension costs recorded by the Business with respect to the defined benefit pension plans for the four months ended April 30, 2005 and the year ended December 31, 2004 were $5 and $14.

The employees of the Business are also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco. Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options. MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the four months ended April 30, 2005 and the year ended December 31, 2004, the Business incurred expenses of $3 and $10 for matching contributions to the defined contribution benefit plans.

Upon retirement, MeadWestvaco provides life insurance and other postretirement benefits for certain MeadWestvaco retirees, including certain Business employees. MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs. Costs of providing these benefits to both active and retired employees of the Business were $13 and $39 for the four months ended April 30, 2005 and the year ended December 31, 2004.

Income taxes

The Business historically is not an income tax payer, as its results and related tax obligations, if any, are included in the consolidated returns of MeadWestvaco. The income tax benefit included in these combined financial statements was calculated on a separate return basis, as if the Business was a separate taxpayer, and the resulting current tax benefit (liability) is settled with MeadWestvaco through equity.

Stock options

The Business measures compensation cost for MeadWestvaco stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Business’s pro forma net loss would have been as follows:

	Four Months Ended April 30, 2005	Year ended Dec. 31, 2004
Net loss—as reported	$(8)	$(301)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	—	1

Pro forma net loss	$(8)	$(302)

Pro forma net loss per share—basic and diluted (in dollars) (Note M):	$(0.17)	$(6.65)

C.	GOODWILL AND OTHER INTANGIBLE ASSETS

In 2004 the Business recorded an impairment charge of $238 (pre-tax and after-tax) as the carrying value of goodwill exceeded the fair value as of December 31, 2004. This charge is included in Goodwill impairment in the accompanying combined statements of operations.

The changes in the carrying amount of goodwill are as follows:

Year ended December 31, 2004
Beginning balance	$244
Adjustments[1]	(6)
Impairments	(238)

Ending balance	$—

[1]	Reflects various contingencies related to uncertain tax matters in 2004 related to the MeadWestvaco merger.

D.	INVESTEE

The Business has a 30% interest in Rumford Cogeneration Company, L.P., a limited partnership which operates the cogeneration facility located at the Rumford, Maine, paper mill. Sales of byproducts and charges for management services from the Business to the limited partnership were $19 and $51 for the four months ended April 30, 2005 and the year ended December 31, 2004. Purchases made by the Business from the limited partnership were $17 and $47 for the four months ended April 30, 2005 and the year ended December 31, 2004. Distributions received from the limited partnership were $2 and $12 for the four months ended April 30, 2005 and the year ended December 31, 2004.

E.	LONG-TERM DEBT

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the four months ended April 30, 2005, is a loss of $18 on the defeasance of the debt and write-off of unamortized financing costs.

F.	LEASING ACTIVITIES

The Business leases a variety of assets for use in its operations. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Rental expense under operating leases was $5 and $15 for the four months ended April 30, 2005 and the year ended December 31, 2004.

G.	STOCK OPTION PLANS

Certain employees of the Business participate in MeadWestvaco’s stock option plans and receive MeadWestvaco’s restricted stock. Grants of stock options and other stock-based compensation awards are approved by the Compensation Committee of MeadWestvaco’s Board of Directors. The exercise prices of all options equal the market price of MeadWestvaco’s stock on the date of grant. Under certain employee plans, stock options may be granted with or without stock appreciation rights, with or without limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control and are exercisable after a period of six months to three years and expire not later than ten years from the date of grant. No new grants for stock appreciation rights were awarded to the employees of the Business in the periods presented.

Options to purchase 1.3 million MeadWestvaco shares issued to all participants of the plan (including Business employees) under MeadWestvaco’s 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price. Options granted with this feature are accounted for as a fixed award.

The following table summarizes activity in the plans as it relates to activity of employees of the Business:

Shares of MeadWestvaco issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2003	1,876	$28.60
Granted	106	28.59
Other Division options assumed	191	28.35
Other Division options removed	(19)	26.68
Exercised	(273)	25.40
Cancelled	(96)	24.75

Outstanding at December 31, 2004	1,785	28.86
Other Division options removed	(12)	28.05
Exercised	(265)	27.22
Cancelled	(18)	27.46

Outstanding at April 30, 2005	1,490	29.13

The following table shows various information about stock options outstanding at April 30, 2005 as it relates to activity of employees of the Business:

	Range of exercise prices
Shares in thousands	$24.00– $ 25.84	$ 26.16– $29.74	$30.24– $ 40.46	Total
Number outstanding	225	717	548	1,490
Weighted average price	$24.48	$28.30	$32.12	$29.13
Weighted average remaining life (in years)	5.93	4.99	4.31	4.88
Number exercisable	172	655	522	1,349
Weighted average price	$24.63	$28.28	$32.16	$29.31

The Business applies APB No. 25 as amended, in accounting for MeadWestvaco’s plans. No stock option expense has been recorded in the periods presented as the option price is set at the market value of the underlying MeadWestvaco stock at the date of grant.

Assumptions used to calculate the pro forma effects of option grants in accordance with SFAS 123 were the following (see Summary of Significant Accounting Policies for pro forma disclosures):

Year ended December 31, 2004
Weighted average fair value of options granted during the period using a binomial option pricing model	$7.67
Weighted average assumptions used for grants:
Expected dividend yield	3.22%
Expected volatility	32%
Risk-free interest rate	3.29%
Expected life of option (in years)	6

H.	RESTRUCTURING AND OTHER MERGER-RELATED EXPENSES

Restructuring charges, other than Westvaco and Mead merger related

As part of the Business’s planned integration strategy and various restructuring activities, the Business incurred charges for separation benefits for employees from 2002 through 2004. As of December 31, 2004, substantially all of the 608 originally affected employees from 2002, 2003 and 2004 had been separated.

The activity in the accrued restructuring balances related to all of the plans described above was as follows:

Employee costs
Balance of related accruals at December 31, 2003	$4
Less: payments in 2004	3

Balance of related accruals at December 31, 2004	1
Less: payments	1

Balance of related accruals at April 30, 2005	$—

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

The activity in the accrued liability related to other costs described above was as follows:

Balance of related accruals at December 31, 2003	$2
Less: payments in 2004	1

Balance of related accruals at December 31, 2004 and April 30, 2005	$1

I.	INCOME TAXES

Loss from continuing operations before income taxes was $(6) and $(305) for the four months ended April 30, 2005 and the year ended December 31, 2004.

The significant components of the income tax provision (benefit) are as follows:

	Four Months Ended April 30, 2005	Year ended Dec. 31, 2004
Currently receivable—state and local	$—	$(1)
Deferred:
U.S. federal	(6)	(34)
State and local	(1)	(3)

Benefit for deferred income taxes	(7)	(37)

	(7)	(38)
Allocation to discontinued operations	(4)	(14)

Income tax (benefit)	$(3)	$(24)

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to loss before taxes and taxes computed at the U.S. federal statutory rate:

	Four Months Ended April 30, 2005	Year ended Dec. 31, 2004
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(2)	$(107)
State and local income taxes, net of federal benefit	(1)	(5)
Goodwill	—	83
Permanent differences	(1)	—
Provision to return adjustments	(1)	—
Valuation allowances	2	5

Income tax (benefit)	$(3)	$(24)

Effective tax rate	38.7%	8.0%

The federal net operating loss carryforward at April 30, 2005 is approximately $270 and is available to reduce federal taxable income through 2024. The Business’s valuation allowance against deferred tax assets primarily relates to state tax net operating losses for which the ultimate realization of future benefits is uncertain. The amount of net operating loss carryforwards has been derived on a separate return basis as if the Business were a separate income tax payer. These amounts have been included in the consolidated income tax filings of MeadWestvaco and may be settled with MeadWestvaco through combined equity in a future period.

The Business has operations in several domestic tax jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. While actual results could vary, in management’s judgment the Business has adequate accruals with respect to the ultimate outcome of such audits.

J.	ENVIRONMENTAL AND LEGAL MATTERS

The Business has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the Business. The Business is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to a number of sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which the Business has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The Business regularly evaluates its potential liability at these various sites. At April 30, 2005, the Business has recorded liabilities of approximately $2 for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The Business believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the Business’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

K.	RELATED PARTY TRANSACTIONS

Transactions between the Business and other business segments of MeadWestvaco commonly occur in the normal course of business. In addition, the Business also had purchases from MeadWestvaco’s Forestry Operations of $2 and $6 for the four months ended April 30, 2005 and the year ended December 31, 2004. Sales to other MeadWestvaco business segments were $9 and $27 for the four months ended April 30, 2005 and the year ended December 31, 2004. Purchases from other MeadWestvaco business segments were $1 and $3 for the four months ended April 30, 2005 and the year ended December 31, 2004.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff. Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. These costs are included in cost of sales or selling, general and administrative expenses, consistent with MeadWestvaco classification, in the accompanying combined statements of operations. Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $9 and $35 for the four months ended April 30, 2005 and the year ended December 31, 2004.

In addition to the above, the Business shares facilities and related costs (utilities and services) with other business segments of MeadWestvaco. Costs charged by the Business to MeadWestvaco for shared facilities totaled $1 and $3 for the four months ended April 30, 2005 and the year ended December 31, 2004. These charges were based on estimates of actual usage for utilities and head count for other services and are recorded as a reduction of the related cost.

L.	SUPPLEMENTAL CASH FLOW INFORMATION

	Four Months Ended April 30, 2005	Year ended Dec. 31, 2004
Cash paid (received) by MeadWestvaco on behalf of the Business:
Interest	$3	$9
Taxes	—	(1)
Non-Cash Transactions:
Payment by MeadWestvaco Corporation to defease long-term debt	162	—
Contribution of property, plant and equipment by MeadWestvaco
Corporation	1	—

M.	SUBSEQUENT EVENT

NewPage Holding Corporation (our successor) filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether NewPage Holding will complete the offering at all or what the terms of the offering will be. In accordance with SFAS No. 128, Earnings per Share, we have added disclosures for earnings per share in conjunction with the filing of the registration statement on Form S-1. Basic net income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding of NewPage Holding. This presentation reflects the post-acquisition capital structure of the successor for all periods on a consistent basis. No potentially dilutive options or shares have been issued.

N.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

Dollars in millions, except per share amounts

	Three Months Ended March 31, 2005	One Month Ended April 30, 2005¹	Four Months Ended April 30, 2005¹
Net sales	$445	$137	$582
Gross profit	34	10	44
Income (loss) from continuing operations	6	(9)	(3)
Net income (loss)	3	(11)	(8)
Income (loss) from continuing operations per common share—basic and diluted	$0.14	$(0.21)	$(0.07)
Net income (loss) per common share—basic and diluted	$0.07	$(0.24)	$(0.17)

¹	The one month and four months ended April 30, 2005 results include a loss of $18 on the defeasance of the debt and write-off of unamortized financing costs.

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended December 31, 2006. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the names, ages and a brief account of the business experience for the last five years of the directors and executive officers of NewPage Holding and NewPage as of February 28, 2007.

Name	Age	Position
Mark A. Suwyn	64	Chairman of the Board and Chief Executive Officer

Robert M. Armstrong	67	Director

David J. Prystash	45	Director

John W. Sheridan	52	Director

Robert S. Silberman	49	Director

Gerald Porter Strong	62	Director

Lenard B. Tessler	54	Director

Michael S. Williams	57	Director

Alexander M. Wolf	32	Director

Steven E. Wynne	54	Director

Charles J. Aardema	48	Vice President, Human Resources and Communications since May 2005, prior to that Vice President, Human Resources for MeadWestvaco’s Papers Group since June 2004, prior to that Director, Human Resources for MeadWestvaco since February 2002, prior to that Director, Human Resources for the Mead Corporation since 1999

Jason W. Bixby	36	Vice President and Chief Financial Officer since December 2006, prior to that an operations executive with Cerberus Capital Management, LLC since March 2004. In this role he provided operational, financial, turnaround, acquisition and due diligence leadership to Cerberus and certain of its portfolio companies. Prior to that a finance director for Medtronic Inc. since July 2002, prior to that Chief Financial Officer for General Electric Polymershapes since May 2000

Daniel A. Clark	48	Chief Information Officer and Vice President of Order Management since May 2005, prior to that Vice President of Order Management for MeadWestvaco’s Papers Group since February 2002, prior to that Vice President of Order Management for the Mead Corporation Paper Division since January 2001

Douglas K. Cooper	59	Vice President, General Counsel and Secretary since November 2005, prior to that counsel with Arent Fox PLLC, a law firm, since September 2004, prior to that in private law practice since September 2003, prior to that Senior Vice President, Law and Secretary for GDX Automotive, an automotive component supplier, since September 2001

George F. Martin	50	Vice President, Operations since April 2006, prior to that Vice President, Coated Operations since May 2005, prior to that Vice President, Operations of the Escanaba Mill of MeadWestvaco’s Papers Group since February 2003, prior to that Director of Integration for MeadWestvaco’s Papers Group since February 2002, prior to that Production Manager of the Luke Mill of Westvaco since 1997

Michael L. Marziale	49	Vice President of Business Development and Chief Technology Officer since August 2006, prior to that Vice President and General Manager, Carbonless Systems and chief technology officer since May 2005, prior to that General Manager, Carbonless Systems of MeadWestvaco’s Papers Group since September 2002, prior to that Mill Manager of the Wickliffe Mill of MeadWestvaco’s Papers Group since February 2002, prior to that Mill Manager of the Wickliffe Mill of Westvaco since 1999

James C. Tyrone	52	Senior Vice President, Sales and Marketing since May 2005, prior to that Senior Vice President, Sales and Marketing for MeadWestvaco’s Papers Group since February 2002, prior to that Vice President of Sales and Marketing for the Mead Corporation Paper Division since May 2001

Richard D. Willett, Jr.	37	President and Chief Operating Officer since April 2006, prior to that Executive Vice President and Chief Operating Officer of Teleglobe International Holdings Ltd. since January 2005, prior to that Chief Financial Officer and Executive Vice President since June 2004 and Chief Financial Officer and Vice President of Operations of Teleglobe Canada ULC and Teleglobe America Inc. since June 2003, prior to that he served as a consultant to Cerberus with respect to the acquisition of the core businesses of Teleglobe Inc. and its subsidiaries by an affiliate of Cerberus, since October 2002, prior to that Chief Financial Officer of General Electric Superabrasives, Inc. since 2000

Mark A. Suwyn has been the Chief Executive Officer of NewPage, NewPage Holding and Escanaba Timber LLC since April 2006 and acted in that capacity on an interim basis from March 2006 to April 2006. Mr. Suwyn has been the chairman of NewPage’s board of directors and the board of directors of NewPage Holding, Escanaba Timber LLC and Maple Timber since May 2005. Prior to that, from November 2004, Mr. Suwyn served as a consultant for Cerberus Capital Management through Marsuw, LLC, a company for which he was the founder and president. Mr. Suwyn was chairman and chief executive officer of Louisiana-Pacific Corporation from 1996 until his retirement in October 2004. Mr. Suwyn serves as a board member of Ballard Power Systems Inc., BlueLinx Holdings, Inc. and United Rentals Inc. Mr. Suwyn served on the compensation committee of Ballard Power Systems Inc. until March 1, 2006.

Robert M. Armstrong has been a member of the board of directors of NewPage and NewPage Holding since April 2006. Mr. Armstrong serves on the board and audit committee of the Quantitative Group of Mutual Funds. Mr. Armstrong has been a private consultant since 1998.

David J. Prystash has been a member of the board of directors of NewPage and NewPage Holding since April 2006. Mr. Prystash has been controller, global product development at Ford Motor Company since January 2005 to the present. From June 2003 to December 2004 he was executive director, preowned and vehicle remarketing strategy at Ford. From August 2001 to May 2003 he served as controller, North American product programs at Ford. Mr. Prystash serves on the board of directors of Ballard Power Systems, Inc.

John W. Sheridan has been a member of the board of directors of NewPage and NewPage Holding since August 2005. In February 2006, Mr. Sheridan was appointed chief executive officer of Ballard Power Systems, Inc., a fuel cell manufacturer, after serving as interim chief executive officer since October 2005. Mr. Sheridan served on the board of Ballard Power Systems, Inc. since May 2001, serving as chairman of the board from June 2004 until February 2006. Mr. Sheridan served as the President and chief operating officer of Bell Canada from 2000 to November 2003.

Robert S. Silberman has been a member of the board of directors of NewPage and NewPage Holding since August 2005. Mr. Silberman has been chairman of the board of Strayer Education, Inc., an education services holding company, since February 2003, and chief executive officer of Strayer since March 2001 when he also began serving as a board member. He also serves on the board of directors of Covanta Holding Corporation.

Gerald Porter Strong has been a member of the board of directors of NewPage and NewPage Holding since April 2006. Mr. Strong has been managing director of Cerberus UK Advisors LLP since April 2006. From February 2003 to February 2006, Mr. Strong was a director and the president and chief executive officer of Teleglobe Canada ULC and Teleglobe America Inc., international voice, data and cellular roaming telecommunications companies. Mr. Strong served as a consultant to Cerberus with respect to the acquisition of Teleglobe’s core business from June 2002 until February 2003. From August 2001 through June 2002, Mr. Strong served as an advisor to a number of private equity firms including Cerberus.

Lenard B. Tessler has been a member of the board of directors of NewPage, NewPage Holding and Maple Timber since May 2005. Mr. Tessler has been a managing director of Cerberus Capital Management, L.P. since May 2001. Mr. Tessler serves as a member of the board of directors of BlueLinx Holdings Inc. and GMAC LLC.

Michael S. Williams has been a member of the board of directors of NewPage and NewPage Holding since August 2005. Mr. Williams has been an employee of Cerberus Capital Operations Inc. since January 2007. Prior to that he was president of Madoc LLC and served as a consultant for Cerberus Capital Management, L.P. since October 2004. Mr. Williams was the President & CEO of Netco Government Services Inc., an enterprise network integration solution provider, from February 2002 through October 2004. From December 2000 through January 2002, Mr. Williams was President and General Manager of Systems & Technology for the Global Telecommunications Division of Lockheed Martin, an advanced technology company.

Alexander M. Wolf has been a member of the board of directors of NewPage, NewPage Holding, Escanaba Timber LLC and Maple Timber since May 2005. Mr. Wolf has been a managing director of Cerberus Capital Management, L.P. since March 2006, and was a Senior Vice President from April 2004 through February 2006 and a Vice President from December 2001 through March 2004.

Steven E. Wynne has been a member of the board of directors of NewPage and NewPage Holding since August 2005. Mr. Wynne has been the President and Chief Executive Officer of Sport Brands International Ltd., an athletic brand owner, manager and developer, since March 2004. From April 2001 through March 2002, and from April 2003 through February 2004, Mr. Wynne was a partner in the Portland, Oregon, law firm of Ater Wynne LLP. Mr. Wynne served as Acting Senior Vice President and General Counsel of FLIR Systems, Inc., a thermal imagery and stabilized camera systems manufacturer, from April 2002 through March 2003. Mr. Wynne also serves on the board of directors of FLIR Systems, Inc., Planar Systems, Inc. and Sports Brands International Ltd.

Committees of the Board of Directors

The boards of directors of NewPage Holding and NewPage have established a joint audit committee, a joint compensation committee and a joint compliance committee.

Our audit committee consists of John W. Sheridan, Robert M. Armstrong and David J. Prystash. As of December 31, 2006, all of the audit committee members were independent directors. Mr. Sheridan serves as the chairman of the audit committee. Duties of the audit committee include:

•	appointing or replacing independent accountants;

•	meeting with our independent accountants to discuss the planned scope of their examinations, the adequacy of our internal controls and our financial reporting;

•	reviewing the results of the annual examination of our consolidated financial statements and periodic internal audit examinations;

•	reviewing and approving the services and fees of our independent accountants;

•	monitoring and reviewing our compliance with applicable legal requirements; and

•	performing any other duties or functions deemed appropriate by our board of directors.

Our board of directors has designated Mr. Armstrong as our audit committee financial expert.

Our compensation committee consists of Michael S. Williams, Robert S. Silberman and Alexander M. Wolf. Mr. Williams serves as the chairman of the compensation committee. Duties of the compensation committee include administration of our stock option plans and approval of compensation arrangements for our executive officers.

Our compliance committee consists of Steven E. Wynne, Robert S. Silberman and Michael S. Williams. Mr. Wynne serves as the chairman of the compliance committee. Duties of the compliance committee include the oversight of our policies, programs and procedures to ensure compliance with relevant laws.

Code of Ethics

We have adopted a code of ethics for all associates, including our chief executive officer, chief financial officer, controller and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at www.newpagecorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

The Compensation Committee has responsibility for establishing, monitoring and implementing our compensation philosophy. We compensate our executive officers named in the Summary Compensation Table (“Executives”) through a combination of base salary, bonus plan awards, equity ownership and various other benefits, all designed to be competitive with comparable employers and to align each Executive’s compensation with the long-term interests of our stockholders. Base salary and bonus plan awards are determined and paid annually and are designed to reward current performance. Through vesting and lock-up restrictions, equity investments are designed to reward longer term performance. We may also use discretionary executive bonus awards for special situations. Our process for setting annual Executive compensation consists of the Compensation Committee establishing overall compensation targets for each Executive and allocating that compensation between base salary and annual bonus compensation. Executive bonus compensation is designed as “at-risk” pay to be earned based on the achievement of company-wide performance objectives, personal performance objectives and the Executive’s demonstrated adherence to our core values.

Targeted Overall Compensation

Each Executive has an employment agreement with us that defines his compensation and additional terms and conditions of his employment. Initial compensation levels for Executives hired when we commenced operations in May 2005 following the Acquisition (Messrs. Jesch, Marziale, Tyrone and Vogel) were based on competitive survey data reviewed by our principal stockholder prior to the Acquisition. Initial compensation levels for Executives hired after May 2005 (Messrs. Bixby, Suwyn and Willett) were set by the Compensation Committee based on the prevailing levels for comparable positions in similarly-sized manufacturing companies in the forest products industry, as indicated by available public information and selected survey data and, in the case of Mr. Bixby, data provided by our compensation consultants, Frederick W. Cook, Inc. (“Cook”). The Compensation Committee reviews total, short-term and long-term compensation annually with a view to aligning it with the 50th percentile of selected peer group companies.

Under our compensation structure, the mix of base salary and annual bonus compensation for each Executive varies depending upon his position within the company. The estimated allocation between base salary and bonus award at target levels is as follows:

	Base Salary	Target Bonus Award
Chairman & Chief Executive Officer and President & Chief Operating Officer	50%	50%
Other Executives	60–70%	30–40%

In allocating compensation among these elements, we believe that a significant portion of the compensation of our Executives—the level of management having the greatest ability to influence our performance—should be performance-based and therefore “at risk,” while lower levels of management should receive a greater proportion of their compensation in base salary. In making this allocation, we relied in part upon the advice of Cook and its survey findings and analysis, which validate this approach.

Compensation-Setting Process

The Compensation Committee approves all compensation and awards to Executives, as well as the rest of our senior leadership team. Generally, the Compensation Committee reviews the performance and compensation of our chief executive officer and, following discussions with him, establishes his compensation levels. For 2007, the Compensation Committee also reviewed data from Cook regarding compensation for our chief executive officer. For the remaining Executives, our chief executive officer makes recommendations to the Compensation Committee, based on individual performance during the prior year and competitive data from surveys and available public information and data from Cook.

During 2006, the Compensation Committee engaged the services of Cook, a nationally-recognized compensation consulting firm, to review aggregate and individual Executive compensation on an annual basis and to provide annual compensation recommendations to the Compensation Committee for review.

Cook prepared a study for the Compensation Committee in 2006 that compared the compensation of individual Executives to the 2005 compensation of similar positions at the following peer group companies in the forest products industry having market capitalizations comparable to what we believe our market capitalization would be as a public company (“Peer Group”), as presented in proxy statements filed during 2006: Bemis Company, Inc., Bowater Incorporated, Caraustar Industries, Inc., Graphic Packaging Corporation, Greif, Inc., Longview Fibre Company, Neenah Paper, Inc., Packaging Corporation of America, Potlatch Corporation, Rock-Tenn Company, Sonoco Products Company and Wausau Paper Corporation. The Cook study also compared the compensation of individual Executives to 2005 national survey data gathered by compensation consultants Towers Perrin, Mercer and the Stanton Group. The Stanton Group survey, called the Forest Products Industry Compensation Association Survey, is specific to the forest products industry. The Cook study was used by management and the Compensation Committee to help determine appropriate compensation levels for Mr. Bixby for 2006 and for all Executives for 2007.

Base Salaries

We have established an annual base salary for each Executive that is designed to be competitive by position relative to the marketplace. Base salary compensates each Executive for the primary responsibilities of his position. Base salary is set at levels that we believe enable us to attract and retain talent. Pursuant to each Executive’s employment agreement, his base salary may be increased periodically but may not be decreased.

Base salaries for Messrs. Jesch and Tyrone were reviewed and increased effective February 1, 2006 by 3.5% and 2.0%, respectively. Base salary for Mr. Marziale was reviewed and increased effective July 1, 2006 by 3.0%. Increases were based on the Compensation Committee’s evaluation of each Executive’s individual performance in 2005 and his position relative to comparable executives in Peer Group companies. Base salaries for Messrs. Suwyn, Willett and Bixby in 2006 were established in their respective employment agreements. Base levels were set taking into account our approach to the mix between base salary and bonus awards, as outlined in “Targeted Overall Compensation” above. Mr. Vogel did not receive a base salary increase in 2006 due to his departure from the company.

Annual Bonus Compensation

Our practice is to pay cash bonus awards based upon the achievement of our annual financial performance goals, our strategic performance initiatives and individual performance objectives. Each Executive’s employment agreement designates an individual bonus target for that Executive, expressed as a percentage of base salary. The Compensation Committee reviews these bonus targets annually, and may increase a bonus target in its discretion as part of its overall evaluation of compensation. Pursuant to each Executive’s employment agreement, his bonus target may be increased periodically but may not be decreased.

For the 2006 plan year, the Compensation Committee reviewed and approved preliminary funding guidelines based on the cumulative bonus targets of all participants and on our 2006 financial performance goals and the strategic performance initiatives in our business plan. These preliminary guidelines weighted achievement of financial performance goals at 60% and achievement of strategic performance initiatives at 40%, subject to final review and adjustment by the Compensation Committee at year-end. Financial performance goals consisted of annual EBITDA and Debt Reduction levels, which were weighted equally in 2006. We define “EBITDA” as net earnings plus interest, taxes, depreciation and amortization, as adjusted for non-cash items and other items that are allowed at the discretion of the Compensation Committee. We define “Debt Reduction” as the change in NewPage’s total indebtedness minus available cash balances. The Compensation Committee selected these guidelines because they are the primary financial metrics by which our Executives are evaluated by our principal stockholder. Our strategic performance initiatives were tied to the monetization of non-core assets, the achievement of defined productivity targets and the successful completion of our overall separation from MeadWestvaco following the Acquisition of our business in May 2005.

Using these guidelines, the Compensation Committee evaluated our overall 2006 performance and approved funding at 43% of the target funding level. The Compensation Committee then evaluated the performance of each of our Executives, determined individual bonus awards for our chief executive officer and approved the recommendations of our chief executive officer regarding bonus awards for our other Executives, in each case based on individual performance consistent with our general compensation philosophy.

For the 2007 plan year, the Compensation Committee has approved changes to our bonus program, which now consists of a profit sharing plan and a performance excellence plan, discussed below. This approach is intended to afford broad participation in rewards based on achievement of our financial performance goals, while making additional bonus compensation available to a more limited group of senior managers who can help determine and are responsible for implementing our overall business strategy.

The profit sharing plan includes Executives and all other exempt salaried employees. It provides a target level bonus of 7% of base salary if our financial performance objectives are met. These financial performance objectives include ROIC (Return on Invested Capital), in addition to EBITDA and Debt Reduction. We define “ROIC” as our return divided by our invested capital, where “return” is our EBITDA less depreciation and amortization, adjusted for taxes at an assumed tax rate, and “invested capital” is our total assets less cash, current accounts payable and accrued expenses. ROIC was added to our financial performance goals because it directly measures our success in generating a financial return for our stockholder. For 2007, EBITDA will be weighted at 50%, Debt Reduction will be weighted at 30% and ROIC will be weighted at 20% of the total. Each objective will be measured independently by a defined threshold, target and maximum goal. If threshold goals are met or exceeded, funding will range from 50% to 150% of target for each objective, depending on results achieved. No funding will occur for any objective as to which the threshold goal has not been met. All participants will receive the same percentage of base salary in any distribution under the plan.

The performance excellence plan includes Executives and a select group of our salaried employees. An annual bonus pool will be established based on the bonus targets of all participants in the plan. For Executives, these are the same bonus targets as used in the 2006 plan, less the 7% now covered by the profit sharing plan. Preliminary plan funding will be determined by the Compensation Committee in its discretion based in part on the achievement of the same financial objectives using the same weighting and the same threshold, target and maximum levels as in the profit sharing plan. Individual bonus awards for Executives will be determined by the Compensation Committee in its discretion based on the Executive’s individual performance goals and his adherence to our core values that support these goals, after consulting with the chief executive officer. There is no minimum or maximum limit on any individual award.

We believe that there is a reasonable likelihood that we will achieve the target financial goals under both the profit sharing and performance excellence plans and fund these plans at the target bonus amounts. The maximum financial goals were designed to be difficult to achieve, and we believe that they will be.

Equity Ownership

We believe that it is a customary and competitive practice to include an equity-based element of compensation in the overall compensation package extended to executives in similarly-situated companies. Equity ownership is intended to motivate Executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behaviors that protect and enhance the corporate interest. Each Executive has elected to acquire equity interests (“Interests”) in Maple Timber, our indirect parent company. Messrs. Jesch, Marziale, Suwyn, Tyrone and Vogel acquired their Interests when we began operations in May 2005. Messrs. Bixby and Willett acquired their Interests in January 2007 and April 2006, respectively. The value of the Interests acquired by Mr. Bixby in 2007 and by Mr. Willett in 2006 was determined based on the liquidation value of those Interests at the time of acquisition, resulting in each case in zero value. Accordingly, Mr. Willett acquired his Interests for a nominal purchase price of $1,000 and Mr. Bixby acquired his Interests without any payment. Further information on equity ownership can be found in “Equity Awards.”

We may also offer annual stock option or performance share grants of NewPage Holding equity securities to Executives and other senior managers in the future pursuant to the NewPage Holding Equity Incentive Plan, subject to prior review and approval by the Compensation Committee. However, we do not anticipate granting any awards under this plan unless and until NewPage Holding equity securities are publicly traded.

Severance and Change in Control Benefits

We may terminate an Executive’s employment without “cause” at any time and an Executive may resign for “good reason,” each as defined in the Executive’s employment agreement. We believe that in these situations we should provide reasonable severance benefits to assist the Executive with this transition, recognizing that it may take time for an Executive to find comparable employment elsewhere.

Additionally, recognizing that Executives and other employees are responsible for our success, we believe it is important to protect them in the event of a change in control. A “change in control” refers generally to a sale or disposition of all or substantially all of our equity, business or assets to an unrelated third party. This approach also helps align the interests of our Executives with the interests of our stockholder by providing additional compensation for completing a change in control transaction that may be in the best interests of our principal stockholder but might otherwise be detrimental to the Executive.

Accordingly, each Executive’s employment agreement provides for severance and change in control benefits in these situations. The amount and type of severance and change in control benefits available to our Executives is described in “Termination Benefits.”

Other Benefits

Our Executives participate in a retirement savings plan, which includes individual and employer matching contributions, as well as various health and welfare benefit plans, all on the same basis as other salaried employees. Our objective is to offer all salaried employees, including our Executives, a benefits package that is competitive within our industry and labor markets.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Michael S. Williams
Robert S. Silberman
Alexander M. Wolf

Compensation Summary

The following table sets forth information concerning the compensation for our current and former chief executive officers, our current and former chief financial officers, and our other three most highly compensated executive officers at the end of 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (2)	Bonus (3)	Stock Awards (4)	All Other Compen- sation (5)	Total
Mark A. Suwyn (1)	2006	$537,500	$223,000	$240,216	$205,724	$1,206,440
Chief Executive
Officer
Peter H. Vogel, Jr. (1)	2006	66,667	—	6,139,804	403,212	6,609,683
Former President and
Chief Executive Officer
Jason W. Bixby (1)	2006	11,905	—	—	476	12,381
Vice President and
Chief Financial Officer
Matthew L. Jesch (1)	2006	258,021	—	2,581,663	443,417	3,283,101
Former Vice President and Chief Financial Officer
Richard D. Willett, Jr. (1)	2006	322,500	135,000	1,095,620	39,612	1,592,732
President and Chief
Operating Officer
Michael L. Marziale	2006	233,960	305,420	56,050	25,546	620,976
Vice President, Business
Development and Chief
Technology Officer
James C. Tyrone	2006	315,683	80,000	92,083	38,685	526,451
Senior Vice President,
Sales and Marketing

(1)	Mr. Vogel resigned as a director and as president and chief executive officer as of March 1, 2006. Mr. Jesch resigned as vice president and chief financial officer as of December 18, 2006. As a result, they did not receive a bonus for 2006, but a portion of their severance payment included in All Other Compensation was based on the prorated portion of the bonus that they might have earned had they remained with the company. Mr. Suwyn became our chief executive officer and Mr. Willett became our president and chief operating officer on April 13, 2006. Mr. Bixby became our vice president and chief financial officer on December 18, 2006.

(2)	Represents base salary actually earned in 2006.

(3)	For Mr. Marziale, includes a $237,420 bonus paid upon completion of the sale of our carbonless paper business.

(4)	Represents the amount of Interests expensed in 2006 in accordance with SFAS No. 123R, based on the fair values of these Interests on their respective acquisition dates in 2005 and 2006. The purchase price for these Interests was determined based on the liquidation value of the Interests on the acquisition date. See “Equity Awards” for more information.

(5)	See the following table, which provides further details about All Other Compensation.

ALL OTHER COMPENSATION

Name	Year	Company Contributions to Retirement Savings Plan	Relocation (1)	Severance (2)	Other (3)	Total All Other Compensation
Mark A. Suwyn (4)	2006	$8,800	$—	$—	$196,924	$205,724
Peter H. Vogel, Jr.	2006	2,666	—	398,821	1,725	403,212
Jason W. Bixby	2006	476	—	—	—	476
Matthew L. Jesch	2006	17,429	—	423,927	2,061	443,417
Richard D. Willett, Jr.	2006	8,800	26,023	—	4,789	39,612
Michael L. Marziale	2006	23,759	—	—	1,787	25,546
James C. Tyrone	2006	28,022	—	—	10,663	38,685

(1)	Relocation expense includes a tax gross-up of $5,343 for Mr. Willett.

(2)	For Mr. Vogel, includes cash severance of $252,500, pro rata bonus of $66,667, accrued vacation of $46,154, continued welfare benefits for 24 months after termination of approximately $23,000, and one year of outplacement service of approximately $10,500. For Mr. Jesch, includes cash severance of $307,622, pro rata bonus of $59,583, accrued vacation of $24,880, continued welfare benefits for 24 months after termination of approximately $21,342, and one year of outplacement service of approximately $10,500. See “Severance Benefits for Former Chief Executive Officer and Former Chief Financial Officer” for more information.

(3)	For all Executives, “Other” includes group term life insurance benefits and cash compensation for contributions calculated under the retirement savings plan that would be in excess of allowable IRS contribution limits for the retirement savings plan.

(4)	For Mr. Suwyn, “Other” includes (i) director’s fees of $141,667 paid to him for his service as chairman prior to his employment as chief executive officer, (ii) $33,944 paid to him in reimbursement of personal travel expenses to and from our Dayton headquarters and temporary living expenses in Dayton, as negotiated in conjunction with Mr. Suwyn’s acceptance of employment as our chief executive officer, and (iii) $12,700 of excess cash contributions related to the retirement savings plan.

Employment Agreements

Pursuant to Mr. Suwyn’s employment agreement, he began serving a three year term as our chairman and chief executive officer on April 13, 2006 at an annual base salary starting at $750,000 (which may be increased in the future by the Compensation Committee) and a bonus target equal to 100% of his base salary. At any time on or after the first anniversary of the effective date of his employment agreement and prior to the end of the term, our Board of Directors may request that Mr. Suwyn retire as chief executive officer but remain as chairman of the board, in which case Mr. Suwyn will receive an annual consulting fee of $500,000. Under a prior consulting agreement with our principal stockholder, he received an annual fee of $500,000 as compensation for serving as our chairman prior to April 2006.

Each of Messrs. Bixby, Marziale, Tyrone and Willett is party to an employment agreement under which each is entitled to a minimum annual base salary and each is assigned a minimum bonus target, expressed as a percentage of base salary. For 2006, bonus targets for Messrs. Marziale, Tyrone and Willett were

45%, 65% and 100%, respectively. Mr. Bixby was not eligible for a bonus in 2006 because he joined us in December. See “Termination Benefits” for information concerning the severance benefits provided under our Executive employment agreements and other terms applicable in connection with the termination of an Executive’s employment with us.

Equity Awards

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			Grant Date Fair Value of Stock Awards (2)
Name	Grant Date	Threshold	Target	Maximum
Jason W. Bixby (3)	1/29/07	0.6%	1.2%	1.2%	$417,000
Richard D. Willett, Jr.	4/13/06	1.5	3.0	3.0	2,609,000

(1)	Mr. Bixby and Willett own Class C Common Percentage Interests of Maple Timber that are entitled to share in 1.2% and 3.0%, respectively, of distributions to common percentage holders in excess of an aggregate of $261 million. The threshold amount represents the 50% of the Class C Common Percentage Interests that vest over time. The other 50% vest if annual performance targets are met or if a change in control occurs, and part of this remaining 50% will also vest if an initial public offering is completed before the time-vesting portion is completely vested.

(2)	The “grant date fair value” of the Interests was determined as of the acquisition date in accordance with SFAS No. 123R. The purchase price for the Interests was determined based on the liquidation value of the Interests on the acquisition date, which was zero. Accordingly, Mr. Willett paid a nominal $1,000 for his Interests and Mr. Bixby did not pay any purchase price for his interests.

(3)	Mr. Bixby acquired his Interests in January 2007 pursuant to a purchase agreement with Maple Timber dated December 18, 2006.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

Name	Percentage Interests That Have Not Vested (1)	Market Value of Percentage Interests That Have Not Vested (2)	Equity Incentive Plan Awards: Unearned Percentage Interests That Have Not Vested (3)	Equity Incentive Plan Awards: Market Value of Unearned Percentage Interests That Have Not Vested
Mark A. Suwyn (4)
Class A	0.6%	$1,329,089	1.6%	$3,322,723
Class B	7.1	202,727	17.7	506,817
Jason W. Bixby (5)
Class C	13.5	—	13.5	—
Matthew L. Jesch (4) (6)
Class A	0.2	509,484	0.6	1,273,710
Class B	2.7	77,847	6.8	194,617
Richard D. Willett, Jr.
Class C	36.5	509,350	36.5	509,350
Michael L. Marziale (4)
Class A	0.1	310,121	0.4	775,302
Class B	1.7	47,573	4.2	118,932
James C. Tyrone (4)
Class A	0.2	509,484	0.6	1,273,710
Class B	2.7	77,847	6.8	194,617

(1)	Represents Interests that vest over time. See “Equity Incentive Plan Awards” for information on vesting of the awards.

(2)	Market value for each class of the Interests was determined based on estimated fair value of the company as of the end of the year and the rights of each class to participate in distributions.

(3)	Represents Interests that vest based on meeting performance targets. See “Equity Incentive Plan Awards” for information on vesting of the awards.

(4)	Class A and Class B Common Percentage Interests are based on different economic factors. Accordingly, the Interests are presented on a class by class basis and not on an aggregate basis. See “Equity Incentive Plan Awards” for more information.

(5)	Mr. Bixby acquired his Interests in January 2007 pursuant to a purchase agreement with Maple Timber dated December 18, 2006. Because Mr. Bixby did not acquire these Interests until January 2007, no value was reflected as of December 31, 2006.

(6)	Under a Repurchase Agreement dated January 31, 2007 between Maple Timber and Mr. Jesch, Maple Timber will repurchase all of Mr. Jesch’s Interests for an aggregate amount of $2.9 million on or before March 31, 2007.

STOCK VESTED

Name	Percentage Interests Acquired on Vesting	Value Realized on Vesting (1)
Mark A. Suwyn (2)
Class A	0.6%	$1,329,089
Class B	7.1	202,727
Peter H. Vogel, Jr. (2) (3)	—	—
Jason W. Bixby (4)
Class C	—	—
Matthew L. Jesch (2) (3)
Class A	0.2	509,484
Class B	2.7	77,847
Richard D. Willett, Jr.
Class C	—	—
Michael L. Marziale (2)
Class A	0.1	310,121
Class B	1.7	47,573
James C. Tyrone (2)
Class A	0.2	509,484
Class B	2.7	77,847

(1)	The value received on vesting for each class of the Interests was determined based on the estimated fair value of the company as of the end of the year and the rights of each class to participate in distributions and represents an estimate of what the Executive would receive if the Executive were able to sell his Interest. Each Executive has entered into a five-year lock-up agreement with Maple Timber, subject to certain limited exceptions.

(2)	Class A and Class B Common Percentage Interests are based on different economic factors. Accordingly, the Interests are presented on a class by class basis and not on an aggregate basis. See “Equity Incentive Plan Awards” for more information.

(3)	Upon Mr. Vogel’s and Mr. Jesch’s resignations all of their Interests became vested. Maple Timber repurchased all of Mr. Vogel’s Interests for an aggregate of $7.0 million on May 16, 2006. Under a Repurchase Agreement dated January 31, 2007 between Maple Timber and Mr. Jesch, Maple Timber will repurchase all of Mr. Jesch’s Interests for an aggregate amount of $2.9 million on or before March 31, 2007. See “Termination Benefits—Severance Benefits for Former Chief Executive Officer and Former Chief Financial Officer” for more information.

(4)	Mr. Bixby acquired his Interests in January 2007 pursuant to a purchase agreement with Maple Timber dated December 18, 2006.

Equity Incentive Plan Awards

Each Executive has elected to acquire Interests in Maple Timber, consisting of Class A Common Percentage Interests, Class B Common Percentage Interests and Class C Common Percentage Interests, as shown in “Security Ownership of Certain Beneficial Owners and Management.” These Interests participate in distributions only after holders of Preferred Percentage Interests have received a return of their capital plus a preferred return. Additionally, Class B Common Percentage Interests will participate in the equity of our business only after the Class A Common Percentage Interests have received aggregate distributions totaling $150 million, and Class C Common Percentage Interests will participate in the equity of our business only after the Class A and Class B Common Percentage Interests together have received aggregate distributions totaling $261 million.

Each Executive is subject to a five-year lock-up agreement with Maple Timber, subject to certain limited exceptions. If our principal stockholder (or certain of its affiliates) receives the full amount of its preferred return and sells or redeems any Class A Common Percentage Interests, then our Executives will be entitled to sell the same percentage of their Interests. For accounting purposes, we account for the Interests using SFAS No. 123R, which requires that we measure the fair value of each class of Interests at the acquisition date and recognize expense for the Interests acquired over the service period.

One-half of the Class A and Class B Common Percentage Interests vest over time. Of this amount, 20% vested immediately upon grant, another 40% vested December 31, 2006 and the remaining 40% will vest on December 31, 2007. The other half of these Interests will vest if EBITDA and Debt Reduction performance targets are met in 2006 (which includes performance from May 2, 2005 through December 31, 2006) and 2007. These performance targets were not met in 2006, so vesting tied to 2006 performance targets will occur only if the combined 2006 and 2007 performance targets are met at the end of 2007, all subject to the final discretion and approval of the Compensation Committee. However, all Class A and Class B Common Percentage Interests will automatically vest upon a “change of control” or an “initial public offering,” as defined in the executive purchase agreements, regardless of whether any other waiting periods or targets are met. Finally, Class A and Class B Common Percentage Interests will vest only if the Executive remains employed by us on each vesting date or, in the case of Mr. Suwyn, if he remains our chairman on each vesting date.

One-half of the Class C Common Percentage Interests will vest in three equal annual installments commencing on May 1, 2007 with respect to Mr. Willett and on December 31, 2007 with respect to Mr. Bixby. The other half of the Class C Common Percentage Interests will vest in three equal annual installments commencing on May 1, 2007 with respect to Mr. Willett and on December 31, 2007 with respect to Mr. Bixby only if annual EBITDA and Debt Reduction performance targets are met. However, if we complete an initial public offering, one-half of the Class C Common Percentage Interests will vest upon completion of the initial public offering and the other half of the Class C Common Percentage Interests will remain subject to the original vesting schedule. Additionally, all of the Class C Common Percentage Interests will vest upon a change of control, regardless of whether any other waiting periods or targets are met. Finally, Class C Common Percentage Interests will vest only if the Executive remains employed by us on each vesting date.

Termination Benefits

Severance Benefits

Severance benefits are specified in each Executive’s employment agreement. If we terminate an Executive’s employment without “cause” or if the Executive resigns for “good reason,” the Executive will continue to receive base salary and benefits to the date of termination and will receive the following additional benefits after executing, and not revoking, a general release:

•

For Mr. Suwyn, a cash amount equal to one times his base salary and for Mr. Bixby and Mr. Willett, an amount equal to two times his base salary. For Messrs. Marziale and Tyrone, a cash amount equal to (a) twice their base salary less the initial purchase price of their Interests, or (b) three times their base salary less the initial purchase price of their Interests if the termination of employment occurs within 12 months after a change in control. In addition, for Messrs. Marziale and Tyrone, if at the time of termination the fair market value of their Interests is less than the purchase price for those Interests, they will also receive payment for that difference.

•

The pro rata portion of his annual bonus award for the year of termination. For Messrs. Willett and Bixby, this would be based on his actual bonus award for the year of termination and would be paid at the time bonus awards are paid to active employees. For the remaining Executives, this would be paid at the time of termination based on (a) the bonus award from the prior year if the date of termination is prior to June 1, or (b) what his bonus award would have been had he not been terminated if the date of termination is on or after June 1.

•	Continuation of health and welfare benefits for 24 months after the termination date.

•	Payment for unused accrued vacation time for the year in which termination occurs.

•	Outplacement services for 12 months, except for Mr. Suwyn.

“Cause,” as defined in the employment agreements, includes commission of a felony, willful and fraudulent conduct, dishonesty resulting in personal gain, and other serious misconduct, and “good reason” includes reduction of base salary or bonus target, required relocation farther than 50 miles and other significant adverse employer actions.

If an Executive’s termination is caused by death or disability, the Executive or his estate will receive the pro rata portion of his annual bonus award and payment of unused accrued vacation time. If an Executive termination is initiated by us for cause or by the Executive without good reason, the Executive will not be entitled to any severance payments other than salary and benefits accrued through the termination date.

If the Board requests that Mr. Suwyn resign as our chief executive officer and remain as chairman of the board, Mr. Suwyn will be entitled to receive a prorated bonus award for the year of termination based on the number of days worked during that year, but not less than half of the annual bonus award amount.

Mr. Vogel and Mr. Jesch resigned in 2006. A summary of their compensation and severance arrangements is included in the Summary Compensation Table and under “Severance Benefits for Former Chief Executive Officer and Former Chief Financial Officer.”

Non-Competition and Non-Solicitation Provisions

Each Executive is subject to a non-competition and non-solicitation restriction for one year following termination of employment for any reason, other than Mr. Willett and Mr. Bixby, who are subject to a two-year non-competition and non-solicitation restriction.

Equity Ownership Implications upon Termination

If Mr. Suwyn is terminated as our chairman without “cause” or resigns as our chairman for “good reason” (each as defined in his employment agreement and summarized above), Maple Timber or NewPage Investments LLC must, upon request, purchase his vested and unvested Interests for fair market value unless we have then completed an initial public offering. If Mr. Suwyn dies, is terminated as our chairman with cause or as a result of disability, or resigns as our chairman without good reason, Maple Timber or NewPage Investments LLC may, but are not required to, repurchase his vested Interests at fair market value and his unvested Interests at the lesser of his original purchase price or fair market value unless we have then completed an initial public offering.

If Mr. Bixby, Mr. Marziale, Mr. Tyrone or Mr. Willett is terminated without “cause” or resigns for “good reason” (each as defined in his employment agreement and summarized above), Maple Timber or NewPage Investments LLC must, upon request, purchase his vested and unvested Interests for fair market value unless we have then completed an initial public offering. If Mr. Bixby or Mr. Willett dies, is terminated with cause or as a result of disability or resigns without good reason, Maple Timber or

NewPage Investments LLC may, but are not required to, repurchase his vested Interests at fair market value and his unvested Interests at the lesser of his original purchase price or fair market value unless we have then completed an initial public offering. If Mr. Marziale or Mr. Tyrone is terminated for cause or resigns without good reason, Maple Timber may, but is not required to, purchase his vested interests for fair market value and his unvested interests at the lesser of fair market value or 50% of his original purchase price unless we have then completed an initial public offering. If Mr. Marziale or Mr. Tyrone dies or is terminated as a result of disability, Maple Timber or NewPage Investments LLC may, but are not required to, repurchase his vested Interests at fair market value and his unvested Interests at the lesser of his original purchase price or fair market value unless we have then completed an initial public offering.

Termination Benefits Summary

Below is the summary of the estimated termination benefits that would have been paid to each current Executive as of December 31, 2006 in the various circumstances listed:

TERMINATION BENEFITS

Name	Termination With Cause (1)	Termination Without Cause (2)	Death or Disability (3)	Change In Control (4)
Mark A. Suwyn (5)
Cash severance (6)	$57,692	$1,030,692	$280,692	$1,030,692
Health and welfare benefits	—	8,639	—	8,639
Outplacement benefits	—	—	—	—
Purchase of Interests	2,845,230	7,659,079	2,845,230	7,659,079
Total	2,902,922	8,698,410	3,125,922	8,698,410
Jason W. Bixby
Cash severance (6)	23,077	623,077	23,077	623,077
Health and welfare benefits	—	21,812	—	21,812
Outplacement benefits	—	10,500	—	10,500
Purchase of Interests (7)	—	—	—	—
Total	23,077	655,389	23,077	655,389
Richard D. Willett, Jr.
Cash severance (6)	34,615	1,069,615	169,615	1,069,615
Health and welfare benefits	—	23,533	—	23,533
Outplacement benefits	—	10,500	—	10,500
Purchase of Interests	1,000	1,018,700	1,000	1,018,700
Total	35,615	2,122,348	170,615	2,122,348
Michael L. Marziale
Cash severance (6)	22,829	422,917	75,829	660,337
Health and welfare benefits	—	19,335	—	19,335
Outplacement benefits	—	10,500	—	10,500
Purchase of Interests	625,967	1,788,469	664,292	1,788,469
Total	648,796	2,241,221	740,121	2,478,641
James C. Tyrone
Cash severance (6)	36,485	539,007	116,485	855,207
Health and welfare benefits	—	22,002	—	22,002
Outplacement benefits	—	10,500	—	10,500
Purchase of Interests	1,027,911	2,936,656	1,090,874	2,936,656
Total	1,064,396	3,508,165	1,207,359	3,824,365

(1)	Includes termination by us for cause and resignation by the Executive without good reason. For purposes of this column, we have assumed that Maple Timber would elect to repurchase Interests, which are valued at fair value at December 31, 2006.

(2)	Includes termination by us without cause and resignation by the Executive with good reason. For purposes of this column, we have assumed that the Executive would elect to require Maple Timber to repurchase Interests, which are valued at fair value at December 31, 2006.

(3)	For purposes of this column, we have assumed that Maple Timber would elect to repurchase Interests, which are valued at fair value at December 31, 2006.

(4)	Includes termination by us for cause and resignation by the Executive without good reason, in each case within 12 months following a change in control. For purposes of this column, we have assumed that the Executive would elect to require Maple Timber to purchase Interests, which are valued at fair value at December 31, 2006.

(5)	Amounts shown for Mr. Suwyn assume that a termination includes his position as our chairman. If the Board requests that Mr. Suwyn resign as our chief executive officer, but remain as our chairman, he would be entitled to payment for unused accrued vacation time and his annual bonus award for the year of termination, totaling $280,692.

(6)	Cash severance includes payment for unused accrued vacation time and the annual bonus award for the year of termination. For purposes of this table, we have assumed that each Executive would receive a full year of his annual vacation pay.

(7)	Mr. Bixby acquired his Interests in January 2007 pursuant to a purchase agreement with Maple Timber dated December 18, 2006. Because Mr. Bixby did not acquire these Interests until January 2007, no value was reflected as of December 31, 2006.

Severance Benefits for Former Chief Executive Officer and Former Chief Financial Officer

Mr. Vogel resigned as a director and as our president and chief executive officer effective March 1, 2006. Mr. Vogel was a party to a three-year employment agreement, was paid an annual base salary of $400,000 and, beginning in 2006, was eligible to receive an annual bonus award equal to 100% of his base salary if he met performance targets specified in his employment agreement. Under Mr. Vogel’s separation agreement, he received a severance payment equal to $252,500, payment for accrued but unused vacation in 2006 equal to $46,154, a pro rata bonus award of $66,667, continued health and welfare benefits through February 28, 2008 (comprised of medical, dental, life insurance and accidental death and dismemberment insurance benefits with a total aggregate cost to us of approximately $23,000) and up to one year of outplacement services (approximately $10,500). Under a Repurchase Agreement dated April 5, 2006, between Maple Timber and Mr. Vogel, Maple Timber repurchased all of Mr. Vogel’s Interests for an aggregate amount of $7,000,000 on May 16, 2006. Mr. Vogel was subject to non-competition and non-solicitation restrictions through February 28, 2007.

Mr. Jesch resigned as our vice president and chief financial officer effective December 18, 2006, and left the company on January 31, 2007. Mr. Jesch was a party to a three-year employment agreement, was paid an annual base salary of $258,750 and, beginning in 2006, was eligible to receive an annual bonus award equal to 50% of his base salary if he met performance targets specified in his employment agreement. Under Mr. Jesch’s separation agreement, he received a severance payment equal to $307,622, payment for accrued but unused vacation in 2007 equal to $24,880, a bonus payment of $55,000 for 2006, a pro rata bonus payment of $4,583 for 2007, continued health and welfare benefits through January 31, 2009 (comprised of medical, dental, life insurance and accidental death and dismemberment insurance benefits with a total aggregate cost to us of approximately $21,342), and up to one year of outplacement services (approximately $10,500). Under a Repurchase Agreement, dated January 31, 2007, between Maple Timber and Mr. Jesch, Maple Timber will repurchase all of Mr. Jesch’s Interests for an aggregate amount of $2,936,724 on or before March 31, 2007. Mr. Jesch is subject to non-competition and non-solicitation restrictions through January 31, 2008.

Compensation of Directors

Our directors who are not employees of NewPage Holding, NewPage, Cerberus or a Cerberus affiliate are listed below and receive an annual retainer of $50,000 plus $1,250 for attending each board or committee meeting and $10,000 per year for serving as a member and $20,000 per year for serving as a chairman of a committee. In addition, Mr. Suwyn received compensation as our chairman for the period before he became our chief executive officer. No other directors received compensation for their services as our directors.

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Robert M. Armstrong	$68,750	$—	$68,750
David J. Prystash	67,500	—	67,500
John W. Sheridan	92,500	—	92,500
Robert S. Silberman	83,750	—	83,750
Mark A. Suwyn (1)	141,667	—	141,667
Jerome F. Tatar (2)	19,350	—	19,350

(1)	Mr. Suwyn received compensation from Cerberus for serving as our non-executive chairman prior to the time he also became our chief executive officer on April 13, 2006. This amount is also included in the Summary Compensation Table under “All Other Compensation.”

(2)	Mr. Tatar resigned as a director in April 2006.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

NewPage is a wholly-owned subsidiary of NewPage Holding. NewPage Holding is a wholly-owned subsidiary of Escanaba Timber LLC. Escanaba Timber LLC is a wholly-owned subsidiary of Maple Timber. The equity interests of Maple Timber are classified into two separate series, one relating to our business and the other relating to the business of Escanaba Timber LLC. The series of equity interests relating to our business consists of Class A Common Percentage Interests, Class B Common Percentage Interests, Class C Common Percentage Interests and Preferred Percentage Interests. Each of these series differs with respect to the right to receive dividends and distributions upon liquidation. The following table sets forth information with respect to the beneficial ownership of the series of equity interests relating to our business as of February 28, 2007 by each person who is known by us to beneficially own 5% or more of the outstanding interests of that series; each member of the board of directors of NewPage Holding, NewPage and Maple Timber, each of the Executives, and all directors and executive officers as of February 28, 2007 as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. The following table does not include equity interests in Maple Timber that relate to the series of equity interests not relating to our business. None of the Executives or other named parties has any options to acquire additional interests. To our knowledge, each of the holders of interests listed below has sole voting and investment power as to the units owned unless otherwise noted.

Name of Beneficial Owner	% of Total Class A Common Percentage Interests of Paper Series (%)	% of Total Class B Common Percentage Interests of Paper Series (%)	% of Total Class C Common Percentage Interests of Paper Series (%)	% of Total Preferred Percentage Interests of Paper Series (%)
Stephen Feinberg (1)(2)	91.3	—	—	100.0
Mark A. Suwyn (3)	3.1	35.4	—	—
Jason W. Bixby (3)	—	—	27.0	—
Daniel A. Clark (3)	*	8.3	—	—
George F. Martin (3)	*	8.3	—	—
Michael L. Marziale (3)	*	8.3	—	—
Matthew L. Jesch (4)	1.2	13.6	—	—
James C. Tyrone (3)	1.2	13.6	—	—
Peter H. Vogel, Jr.	—	—	—	—
Richard D. Willett, Jr. (3)	—	—	73.0	—
Robert M. Armstrong	—	—	—	—
David J. Prystash	—	—	—	—
John W. Sheridan	—	—	—	—
Robert S. Silberman	—	—	—	—
Gerald Porter Strong	—	—	—	—
Lenard B. Tessler	—	—	—	—
Michael S. Williams	—	—	—	—
Alexander M. Wolf	—	—	—	—
Steven E. Wynne	—	—	—	—
Directors and executive officers as a group (18 persons)	7.2	82.2	100.0	—

*	Denotes beneficial ownership of less than 1% of the class of units.

(1)	One or more affiliates of Cerberus own 89.7% of the Class A Common Percentage Interests of Maple Timber and 98.3% of the Preferred Percentage Interests of Maple Timber. Stephen Feinberg exercises sole voting and investment authority over all of Maple Timber’s securities owned by the affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 89.7% of the Class A Common Percentage Interests of Maple Timber and 98.3% of the Preferred Percentage Interests of Maple Timber.

(2)	The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.

(3)	The address for the listed person is c/o NewPage Corporation, Courthouse Plaza Northeast, Dayton, Ohio 45463.

(4)	The address for Mr. Jesch is 10833 Waterbury Ridge Lane, Dayton, Ohio 45458.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures

We and our Audit Committee have adopted written procedures regarding related party transactions. Pursuant to those procedures, any related party transaction that would be required to be reported in this annual report, and any material amendment to such a related party transaction, must first be presented to and approved by our chief executive officer, our chief financial officer and our general counsel and then by the Audit Committee before we make a binding commitment to the related party. For each related party transaction presented for approval, we will consider all relevant factors including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation of the proposed transaction on our behalf, and whether the proposed transaction appears to have been negotiated on an arms-length basis without interference or influence on us by any related party. We may condition our approval on any restrictions we deem appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on our behalf and in the ongoing management of the business relationship on our behalf should the proposed transaction be approved. If after a transaction has been completed we discover that it is a related party transaction, we will promptly advise management and our Audit Committee. In that case, we may honor the contractual commitment if entered into in good faith by an authorized representative of ours, but we may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above. If our chief executive officer, chief financial officer, general counsel or any member of our Audit Committee has a direct or indirect interest in a proposed transaction, that individual must disclose his interest in the proposed transaction and refrain from participating in the approval process.

Related Party Transactions

Consulting Arrangements with Rapid Change Technologies

M. Daniel Suwyn, the son of Mark Suwyn, our chairman and chief executive officer, is the principal owner of Rapid Change Technologies. We paid Rapid Change Technologies $458,000, for consulting and training services in 2006. Rapid Change Technologies developed a training program and a process to improve communication skills, consensus building and problem solving abilities. Rapid Change Technologies also facilitated the training of our employees on improving communication skills, resolving conflict and developing a process to improve productivity/operations through greater collaboration between hourly employees and supervisors/management. The terms of this arrangement were determined on an arms’ length basis, and we believe that they are comparable to terms that would have been obtained from an unaffiliated third party.

Cerberus Arrangements

Cerberus retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We reimbursed Cerberus $361,000 for these services in 2006, which were provided at rates not greater than the fees that Cerberus paid to the applicable consultant, together with reimbursement of out-of-pocket expenses incurred by the consultant in providing those services. We believe that the terms of these consulting arrangements are comparable to terms that would have been obtained from an unaffiliated third party. Depending upon the nature of the assignment, consultants retained by us also provided services for Cerberus and other entities affiliated with Cerberus, including other Cerberus portfolio companies, at the same time as they performed consulting services to us, but the consultants’ duty of loyalty in their performance of their consulting services for us was solely to us. Any future consulting services of Cerberus consultants will be subject to the review and approval procedures described above.

Affiliates of Cerberus

During 2006, we maintained purchase and sale arrangements with entities that are currently owned or controlled by Cerberus. These include:

•

Sales of coated paper to Renaissance Mark, Inc. totaling $17,216,000 in 2006. In 2005, Renaissance Mark issued a promissory note to us covering past due trade receivables. At December 31, 2005 and 2006 the balance of the note receivable was $1,680,000 and $170,000. The note was paid off in January 2007 in accordance with its original terms. Our relationship with Renaissance Mark began prior to the Acquisition.

•

Acting as agent for American Fiber Resources (“AFR”) and Great Lakes Pulp Company (“Great Lakes”) for the sale of pulp until Cerberus sold its interests of AFR and Great Lakes and AFR and Great Lakes terminated the agency relationship with us in October 2006. We purchased $197,253,000 of pulp from AFR and Great Lakes in 2006, which we sold on their behalf. We received sales commissions from AFR and Great Lakes in 2006 totaling $3,626,000. Our relationships with AFR and Great Lakes began prior to the Acquisition.

•	Payments for warehouse rental to Anchor Glass Container Corp. totaling $182,000 in 2006. Our relationship with Anchor Glass Container began prior to the Acquisition.

•

Our employees may choose to rent cars from Vanguard Car Rental Holdings LLC (owner of the National Car Rental and Alamo Rent-a-Car brands) for business travel. We reimbursed a total of $160,000 to our employees for costs they incurred from National Car Rental and Alamo Rent-a-Car business rentals in 2006.

These transactions were entered into in the ordinary course of our business. We believe that these transactions were negotiated on an arms’ length basis, on substantially the same terms that could have been obtained from an unrelated party, and are not material to our results of operations or financial position.

Loans to Maple Timber

In connection with Mr. Vogel’s separation, we loaned $7 million to Maple Timber on May 16, 2006 to enable Maple Timber to satisfy its repurchase obligations in lieu of paying a dividend to Maple Timber for those purposes. See “Severance Benefits for Former Chief Executive Officer and Former Chief Financial Officer.”

In connection with Mr. Jesch’s separation, we expect to loan $3 million to Maple Timber to enable Maple Timber to satisfy its repurchase obligations in lieu of paying a dividend to Maple Timber for those purposes. See “Severance Benefits for Former Chief Executive Officer and Former Chief Financial Officer.”

Registration Rights Agreement

Contemporaneously with the closing of the Acquisition, Maple Timber and NewPage Holding entered into a registration rights agreement with Cerberus and our executive officers and other members of our senior management, pursuant to which common units in Maple Timber and/or common stock of NewPage Holding will be subject to registration. Under these agreements, Cerberus has the right to demand that Maple Timber and/or NewPage Holding register under the Securities Act the common units of Maple Timber and/or any shares of common stock of NewPage Holding held by Cerberus. Our executive officers and other members of our senior management will have the right to participate in any registration demand made by Cerberus, subject to certain limitations and exceptions. Cerberus, our executive officers and other members of our senior management will also have “piggyback” registration rights with respect to any equity offering of securities made by Maple Timber and/or NewPage Holding, subject to certain limitations and exceptions. Pursuant to the registration rights agreements, Maple Timber or NewPage Holding, as applicable, will pay all registration expenses and indemnify each holder of registrable securities with respect to each registration. Because this transaction was entered into before we began operations as a company, it was not subject to the Audit Committee review process described above.

Director Independence

Although we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, we have selected the definition promulgated by the New York Stock Exchange, or NYSE, to determine which of our directors qualifies as independent. Using the independence tests promulgated by the NYSE, our board of directors has determined that Robert M. Armstrong, David J. Prystash, John W. Sheridan and Robert S. Silberman are independent directors and that Jerome F. Tatar was an independent director until his resignation in April 2006. In making its determination regarding Mr. Sheridan, the board of directors considered that our chief executive officer, Mr. Suwyn, currently serves as a member of the board of directors of a company in which Mr. Sheridan currently serves as an executive officer, and that Mr. Suwyn previously served on the compensation committee of that company prior to the time that Mr. Suwyn became an executive officer of our company. Examining all of the relevant facts and circumstances, our board of directors determined that these relationships did not and would not impair Mr. Sheridan’s independence.

Under the NYSE rules, we are considered a “controlled company” because more than 50% of our voting power is held by a single person. Accordingly, even if we were a listed company, we would not be required by NYSE rules to maintain a majority of independent directors on our board of directors, nor would we be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors. As a result, we do not maintain a nominating committee and our Compensation Committee includes one independent director, Mr. Silberman.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

Our Audit Committee has selected PricewaterhouseCoopers LLP as our independent auditor. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2006 and the eight months ended December 31, 2005.

	NewPage Holding (1)		NewPage
(in thousands)	2006	2005	2006	2005
Audit fees	$2,121	$2,843	$2,051	$2,763
Audit-related fees	2,402	1,004	1,460	975
All other fees	2	2	2	2

Total	$4,525	$3,849	$3,513	$3,740

(1)	NewPage Holding includes fees paid by NewPage.

Audit fees consist of fees billed or agreed to be billed for services related to the audit of our company’s consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings. The amount disclosed in 2005 also includes costs related to the audit of the combined financial statements of the printing and writing papers business for the four months ended April 30, 2005.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under “Audit fees.” In 2006, this category includes services related to the initial filing of and amendments to a Form S-1 registration statement relating to an initial public offering by NewPage Holding and Form S-4 registration statement related to an exchange offer in respect of the debt issued in conjunction with the Acquisition and for financial due diligence in conjunction with the sale of the carbonless paper business. In 2005 this category includes services related to the preparation of an offering memorandum and Form S-4 registration statement related to an exchange offer in respect of the debt issued in conjunction with the Acquisition and for financial due diligence in conjunction with the Acquisition.

Policy on Pre-Approval of Services of the Independent Auditor

The policy of our Audit Committee of the Board of Directors is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other permitted non-audit services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. Any general, pre-approved category of service with fees in excess of $100,000 or other permitted non-audit services requires specific approval of our Audit Committee or their designee. Our Audit Committee has delegated pre-approval authority to the Chairman of our Audit Committee when expedition of services is necessary, with follow-up with our Audit Committee at their next meeting. Our Audit Committee pre-approved all of the services for us performed by the independent auditor in 2006.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements of NewPage Holding and NewPage and its subsidiaries and its predecessor are incorporated by reference as part of this Report at Item 8 hereof.

Successor

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the year ended December 31, 2006 and the eight months ended December 31, 2005

Consolidated Statements of Stockholder’s Equity for the year ended December 31, 2006 and the eight months ended December 31, 2005

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the eight months ended December 31, 2005

Notes to Consolidated Financial Statements

Predecessor

Printing and Writing Papers Business (A Business of MeadWestvaco Corporation):

Report of Independent Registered Public Accounting Firm

Combined Statements of Operations for the four months ended April 30, 2005 and the year ended December 31, 2004

Statements of Changes in Combined Equity for the four months ended April 30, 2005 and the year ended December 31, 2004

Combined Statements of Cash Flows for the four months ended April 30, 2005 and the year ended December 31, 2004

Notes to Combined Financial Statements

(a)(2)	Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules for NewPage Holding and NewPage and consolidated subsidiaries and the Printing and Writing Papers Business of MeadWestvaco Corporation has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(a)(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of NewPage Holding Corporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.2	Amended and Restated Bylaws of NewPage Holding Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.3	Certificate of Incorporation of NewPage Corporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

3.4	Amended and Restated Bylaws of NewPage Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q of NewPage Corporation for the quarter ended June 30, 2006)

4.1	Indenture for the Floating Rate Senior PIK Notes due 2013 dated as of May 2, 2005 by and among NewPage Holding Corporation and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.2	Form of Floating Rate Senior PIK Notes due 2013 (included in Exhibit 4.1)

4.3	Exchange and Registration Rights Agreement, dated May 2, 2005, among NewPage Holding Corporation and the Initial Purchasers set forth therein (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.4	Intercreditor Agreement, dated as of May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank. N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.5	Form of Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.5 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

4.6	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.7	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.8	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.9	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.6)

4.10	Form of 10% Senior Secured Notes due 2012 (included in Exhibit 4.7)

4.11	Form of 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.8)

4.12	Form of Guarantee for each of the Floating Rate Senior Notes due 2012, the 10% Senior Secured Notes due 2012, and the 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.6)

4.13	Exchange and Registration Rights Agreement, dated May 2, 2005, among NewPage Corporation, the guarantors named herein and the Initial Purchasers set forth therein (incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.14	Intercreditor Agreement, dated as of May 2, 2005 among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank, N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.15	Collateral Trust Agreement dated as of May 2, 2005 among NewPage Corporation, the Pledgors from time to time party thereto, Goldman Sachs Credit Partners L.P., HSBC Bank USA, National Association, and The Bank of New York (incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.16	Priority Lien Debt Pledge and Security Agreement, dated May 2, 2005, by and among NewPage Corporation and certain of its affiliates and The Bank of New York (incorporated by reference from Exhibit 4.11 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

10.1	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC) (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.2	First Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.3	Second Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.4	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Escanaba Paper Company (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.5	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Chillicothe Paper Inc. (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.6	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Wickliffe Paper Company (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.7	Amended Revolving Credit and Guaranty Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named herein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets, LLC, Bank of America, N.A. and UBS Securities LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 2, 2007)

10.8	Amended Term Loan Credit and Guaranty Agreement, dated May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P. and UBS Securities LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 2, 2007)

10.10	Revolving Credit Pledge and Security Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named therein and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.11	Allocation and Services Agreement dated as of April 30, 2005 between NewPage Corporation and Escanaba Timber LLC (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.12+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Daniel A. Clark (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007

10.13+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Matthew L. Jesch (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.14+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and James C. Tyrone (incorporated by reference from Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007

10.15+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Peter H. Vogel (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.16+	Consulting Agreement dated May 2, 2005, by and between NewPage Corporation and Mark Suwyn (incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.20+	Employment Letter Agreement dated October 6, 2005, by and between NewPage Corporation and Douglas K. Cooper (incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007

10.21	Amended and Restated Fiber Supply Agreement dated as of November 15, 2005, by and among Plum Creek Marketing, Inc. and Escanaba Paper Company (incorporated by reference from Exhibit 10.21 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006)

10.22	Amended and Restated Fiber Supply Agreement dated as of December 16, 2005, by and between Cypress Creek, LLC and Wickliffe Paper Company (incorporated by reference from Exhibit 10.22 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006)

10.23	Stumpage Agreement dated as of December 16, 2005, between Scioto Land Company, LLC and Wickliffe Paper Company (incorporated by reference from Exhibit 10.23 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006)

10.24	Stumpage Agreement dated as of December 16, 2005 between Scioto Land Company and Chillicothe Paper Inc. (incorporated by reference from Exhibit 10.24 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006)

10.25	Asset Purchase Agreement dated January 6, 2006, among Brascan Power Inc., Rumford Falls Power Company and Rumford Paper Company (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006)

10.26	Asset Purchase Agreement among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company dated February 21, 2006 (incorporated by reference from Exhibit 10.26 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.27	First Amendment to Revolving Credit and Guaranty Agreement dated as of September 23, 2005 among NewPage Corporation, the guarantors named therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets, LLC, Bank of America, N.A. and UBS Securities LLC (incorporated by reference from Exhibit 10.27 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.28	Second Amendment to Revolving Credit and Guaranty Agreement dated as of February 23, 2006 among NewPage Corporation, the guarantors named therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets, LLC, Bank of America, N.A. and UBS Securities LLC (incorporated by reference from Exhibit 10.28 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.29	First Amendment to Term Loan Credit and Guaranty Agreement dated as of February 23, 2006, by and among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P. and UBS Securities LLC (incorporated by reference from Exhibit 10.29 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.30+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Charles J. Aardema (incorporated by reference from Exhibit 10.30 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of January 28, 2007

10.31+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and George F. Martin (incorporated by reference from Exhibit 10.31 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of January 28, 2007

10.32+	Separation Letter Agreement dated April 5, 2006 by and between NewPage Corporation and Peter H. Vogel (incorporated by reference from Exhibit 10.32 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.33+	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Mark A. Suwyn (incorporated by reference from Exhibit 10.33 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.34+	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Richard D. Willett, Jr. (incorporated by reference from Exhibit 10.34 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.35	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.35 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.36	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.36 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.37	Amendment No. 1 to Asset Purchase Agreement dated as of June 7, 2006 among Brookfield Power Inc. (formerly known as Brascan Power, Inc.), Rumford Falls Power Company and Rumford Paper Company (incorporated by reference from Exhibit 10.37 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.38+	Form of NewPage Holding Corporation 2006 Incentive Plan (incorporated by reference from Exhibit 10.38 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.39+	Form of Management Lock-up Agreement (incorporated by reference from Exhibit 10.39 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.40+	Employment Agreement dated as of May 2, 2005 by and between NewPage Corporation and Michael L. Marziale, as amended by letter agreement dated as of June 30, 2006, and by Amendment No. 2 dated as of January 28, 2007

10.41+	Employment Agreement dated as of December 18, 2006 by and between NewPage Corporation and Jason W. Bixby

10.42+	Separation Letter Agreement dated January 31, 2007 by and between NewPage Corporation and Matthew L. Jesch

21.1	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Mark A. Suwyn	By:	/s/ Mark A. Suwyn
	Mark A. Suwyn		Mark A. Suwyn
	Chief Executive Officer		Chief Executive Officer
Date:	March 1, 2007	Date:	March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NEWPAGE HOLDING CORPORATION	NEWPAGE CORPORATION

/s/ Mark A. Suwyn	/s/ Mark A. Suwyn
Mark A. Suwyn	Mark A. Suwyn
Chief Executive Officer and Director	Chief Executive Officer and Director
(Principal Executive Officer)	(Principal Executive Officer)
Date: March 1, 2007	Date: March 1, 2007

/s/ Jason W. Bixby	/s/ Jason W. Bixby
Jason W. Bixby	Jason W. Bixby
Vice President and Chief Financial Officer	Vice President and Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)
Date: March 1, 2007	Date: March 1, 2007

/s/ John E. Kurila	/s/ John E. Kurila
John E. Kurila	John E. Kurila
Controller	Controller
(Principal Accounting Officer)	(Principal Accounting Officer)
Date: March 1, 2007	Date: March 1, 2007

/s/ Robert M. Armstrong	/s/ Robert M. Armstrong
Robert M. Armstrong	Robert M. Armstrong
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ David J. Prystash	/s/ David J. Prystash
David J. Prystash	David J. Prystash
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ John W. Sheridan	/s/ John W. Sheridan
John W. Sheridan	John W. Sheridan
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ Robert S. Silberman	/s/ Robert S. Silberman
Robert S. Silberman	Robert S. Silberman
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ Gerald Porter Strong	/s/ Gerald Porter Strong
Gerald Porter Strong	Gerald Porter Strong
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ Lenard B. Tessler	/s/ Lenard B. Tessler
Lenard B. Tessler	Lenard B. Tessler
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ Michael S. Williams	/s/ Michael S. Williams
Michael S. Williams	Michael S. Williams
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ Alexander M. Wolf	/s/ Alexander M. Wolf
Alexander M. Wolf	Alexander M. Wolf
Director	Director
Date: March 1, 2007	Date: March 1, 2007

/s/ Steven E. Wynne	/s/ Steven E. Wynne
Steven E. Wynne	Steven E. Wynne
Director	Director
Date: March 1, 2007	Date: March 1, 2007

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material will be provided to our security holder.