Form 10-Q
period 2007-03-31
NewPage Holding CORP; NewPage CORP
filed 2007-05-07
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

There were 45,288,000 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of May 1, 2007.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and our wholly-owned subsidiary. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Our address is Courthouse Plaza Northeast, Dayton, Ohio 45463, and our telephone number is 877.855.7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

SAFE HARBOR STATEMENT

This quarterly report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness;

•	changes in the supply of, demand for, or prices of our products;

•	the activities of competitors, including those engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	general economic and business conditions in the United States and elsewhere in the world;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance;

•	our ability to operate as a stand-alone business; and

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

MARCH 31, 2007 AND DECEMBER 31, 2006

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2007	Dec. 31, 2006
ASSETS
Cash and cash equivalents (Note B)	$24	$44	$24	$44
Accounts receivable, net	149	149	149	149
Inventories (Note C)	330	317	330	317
Other current assets	24	26	25	27

Total current assets	527	536	528	537
Property, plant and equipment, net of accumulated depreciation of $256 as of March 31, 2007 and $223 as of December 31, 2006	1,289	1,309	1,289	1,309
Intangibles and other assets (Note D)	135	140	130	135

TOTAL ASSETS	$1,951	$1,985	$1,947	$1,981

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$124	$135	$124	$134
Accrued expenses	125	120	125	120
Current maturities of long term debt (Note F)	5	5	5	5

Total current liabilities	254	260	254	259
Long-term debt (Note F)	1,433	1,429	1,288	1,289
Other long-term obligations	66	64	65	64
Commitments and contingencies (Note K)
Minority interest	34	38	34	38
STOCKHOLDER’S EQUITY
Common stock, NewPage Holding—300,000,000 shares authorized, 45,288,000 shares issued and outstanding, $ 0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	290	293	397	400
Accumulated deficit	(144)	(119)	(109)	(89)
Accumulated other comprehensive income	18	20	18	20

Total stockholder’s equity	164	194	306	331

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,951	$1,985	$1,947	$1,981

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2007 AND 2006

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2007	2006	2007	2006
Net sales	$476	$507	$476	$507
Cost of sales	438	451	438	451
Selling, general and administrative expenses	26	38	26	38
Interest expense (including non-cash interest expense of $7, $6, $2 and $2)	38	43	33	39
Other (income) expense, net (Note E)	—	39	—	39

Income (loss) from continuing operations before taxes	(26)	(64)	(21)	(60)
Income tax (benefit)	(1)	(2)	(1)	(2)

Income (loss) from continuing operations	(25)	(62)	(20)	(58)
Income (loss) from discontinued operations (Note M)	—	(6)	—	(6)

Net income (loss)	$(25)	$(68)	$(20)	$(64)

Income (loss) per share—basic and diluted:
Income (loss) from continuing operations	$(0.56)	$(1.37)
Income (loss) from discontinued operations	—	(0.13)

Net income (loss)	$(0.56)	$(1.50)

Basic and diluted weighted average number of common shares outstanding (in thousands)	45,288	45,288

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST QUARTER ENDED MARCH 31, 2007

Dollars in millions; shares in thousands

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2006	45,288	$—	$293	$(119)	$20
Net income (loss)				(25)
Change in unrealized gain on cash-flow hedges					(2)
Equity awards (Note G)			1
Loan to Maple Timber Acquisition			(4)

Balance at March 31, 2007	45,288	$—	$290	$(144)	$18

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST QUARTER ENDED MARCH 31, 2007

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income

	Shares	Amount
Balance at December 31, 2006	100	$—	$400	$(89)	$20
Net income (loss)				(20)
Change in unrealized gain on cash-flow hedges					(2)
Equity awards (Note G)			1
Loans to parent companies			(4)

Balance at March 31, 2007	100	$—	$397	$(109)	$18

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2007 AND 2006

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31, 2007	First Quarter Ended Mar. 31, 2006	First Quarter Ended Mar. 31, 2007	First Quarter Ended Mar. 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25)	$(68)	$(20)	$(64)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	—	6	—	6
Depreciation and amortization	34	38	34	38
Amortization of debt issuance costs and debt discount	2	2	2	2
Interest expense on NewPage Holding PIK notes	5	4	—	—
Unrealized (gain) loss on option contracts	—	39	—	39
Deferred income taxes	(1)	(2)	(1)	(2)
LIFO effect	10	(4)	10	(4)
Equity award expense (Note G)	1	7	1	7
Change in operating assets and liabilities	(23)	(13)	(23)	(13)
Net cash flows of discontinued operations	—	(6)	—	(6)

Net cash provided by operating activities	3	3	3	3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14)	(13)	(14)	(13)
Net cash flows of discontinued operations	—	(1)	—	(1)

Net cash provided by (used in) investing activities	(14)	(14)	(14)	(14)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	(4)	(4)	(4)	(4)
Loans to parent companies (Note G)	(4)	—	(4)	—
Payments on long-term debt	(1)	(104)	(1)	(104)
Net borrowings (payments) on revolving credit facility	—	119	—	119

Net cash provided by (used in) financing activities	(9)	11	(9)	11
Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	10	—	10

Net decrease in cash and cash equivalents	(20)	10	(20)	10
Cash and cash equivalents at beginning of period	44	1	44	1

Cash and cash equivalents at end of period	$24	$11	$24	$11

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$23	$21	$23	$21

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

The balance sheets as of December 31, 2006 are condensed financial information derived from the audited balance sheets, but do not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements are unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006.

B.	CASH AND CASH EQUIVALENTS

Consolidated cash and cash equivalents include those of Rumford Cogeneration Company L.P. (“Rumford Cogeneration”). There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of Rumford Cogeneration; however, $2 and $11 of the consolidated cash and cash equivalents at March 31, 2007 and December 31, 2006 is the property of Rumford Cogeneration and are not available to NewPage Holding or NewPage for debt service or other purposes until distributed from the partnership to its partners.

C.	INVENTORIES

Inventories as of March 31, 2007 and December 31, 2006 consist of:

	Mar. 31, 2007	Dec. 31, 2006
Finished and in-process goods	$240	$232
Raw materials	37	32
Stores and supplies	53	53

	$330	$317

If inventories had been valued at current costs, they would have been valued at $320 and $306 at March 31, 2007 and December 31, 2006.

D.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of March 31, 2007 and December 31, 2006 consist of:

	Mar. 31, 2007	Dec. 31, 2006
NewPage:
Financing costs (net of accumulated amortization of $17 and $15)	$31	$33
Prepaid pension asset	46	47
Intangibles—customer relationships (net of accumulated amortization of $4 and $3)	22	23
Deferred taxes	13	13
Other	18	19

Subtotal	130	135
NewPage Holding:
Financing costs (net of accumulated amortization of $1 and $1)	2	2
Other	3	3

	$135	$140

E.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we purchased a commodity basket option contract from J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This contract is a basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. The fair value of the contract was zero at March 31, 2007 and December 31, 2006. Other (income) expense for the first quarter ended March 31, 2007 and 2006 include non-cash losses of zero and $39 determined based on the mark-to-market value of the option contract.

F.	LONG-TERM DEBT

The balances of long-term debt as of March 31, 2007 and December 31, 2006 are as follows:

	Mar. 31, 2007	Dec. 31, 2006
NewPage:
Revolving senior secured credit facility	$—	$—
Term loan senior secured credit facility	523	524
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $350)	347	347
12% senior subordinated notes (face amount $200)	198	198

Total long-term debt, including current portion	1,293	1,294
Current portion of long-term debt	5	5

Subtotal	1,288	1,289
NewPage Holding:
Senior unsecured PIK notes (face amount $156 and $151; LIBOR plus 7.00%)	145	140

Long-term debt	$1,433	$1,429

In January 2007, we entered into amendments of the Revolving Credit and Guaranty Agreement and the Term Loan Credit and Guaranty Agreement. The amendments provide for reductions in the interest rate spreads in each agreement and a reduction of the commitment under the Revolving Credit and Guaranty Agreement from $275 million to $250 million. In addition, changes were made to certain covenants and other terms that as a result, are generally less restrictive to the Company. Amounts outstanding under our revolving facility now bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 1.00%, or (ii) LIBOR plus 1.75%. The loans under the senior term facility now bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 2.00%, or (ii) LIBOR plus 2.25%.

All of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2006 for further details on our debt agreements.

G.	EQUITY AWARD EXPENSE AND REPURCHASE

Included in selling, general and administrative expenses for the first quarter ended March 31, 2007 and 2006 is equity award expense of $1 and $7, including $6 for the repurchase of unvested equity interests granted to our former chief executive officer, Peter H. Vogel, Jr.

Under a Repurchase Agreement dated January 31, 2007 between Maple Timber Acquisition LLC (“Maple Timber”), our indirect parent, and our former chief financial officer, Matthew L. Jesch, Maple Timber agreed to repurchase all of Mr. Jesch’s Paper Class A Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $3 on March 30, 2007. The expense associated with this transaction was recognized during the fourth quarter of 2006. During the first quarter of 2007, NewPage loaned $3 to Maple Timber to enable Maple Timber to satisfy its repurchase obligations, which was recorded as a reduction in shareholder’s equity as repayment is not assured.

Under a Repurchase Agreement dated April 5, 2006 between Maple Timber and Mr. Vogel, Maple Timber agreed to repurchase all of Mr. Vogel’s Paper Class A Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $7 on May 16, 2006. During the second quarter of 2006, NewPage loaned $7 to Maple Timber to enable Maple Timber to satisfy its repurchase obligations, which was recorded as a reduction in shareholder’s equity as repayment is not assured.

H.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss) and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) is as follows:

	First Quarter Ended Mar. 31,
	2007	2006
NewPage Holding	$(27)	$(65)
NewPage	(22)	(61)

I.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs is as follows:

	Retirement Plan		Postretirement Plan
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2007	2006	2007	2006
Service cost	$2	$3	$—	$—
Interest cost	3	5	1	1
Expected return on plan assets	(5)	(7)	—	—

Net periodic costs	—	1	1	1
Curtailment loss	1	2	—	—
Less—allocated to discontinued operations	—	(2)	—	—

Net cost allocated to continuing operations	$1	$1	$1	$1

A curtailment loss of $1 resulted from the permanent shutdown of our No. 7 paper machine and related activities at the Luke, Maryland operation during the fourth quarter of 2006. Because the curtailment loss occurred after the plan measurement date, but before our year end, the loss was recognized in the first quarter of 2007 in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

J.	SHUTDOWN OF PAPER MACHINE

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

We expect to incur total pretax charges of $18 associated with this action, including $15 for accelerated depreciation and inventory write-offs recorded in the fourth quarter of 2006 and $3 for severance and early retirement benefits. During the first quarter ended March 31, 2007, we recorded $1 in cost of sales for early retirement benefits. As of March 31, 2007, we have incurred a total of $3 for severance and early retirement benefits and expect to incur less than $1 for severance benefits relating to this action during the second quarter of 2007. We expect to complete this action by the second quarter of 2007.

The activity in the accrued severance liability relating to this action for the first quarter ended March 31, 2007 was as follows:

Employee Costs
Balance accrued at December 31, 2006	$2
Current charges	—
Payments	(1)

Balance accrued at March 31, 2007	$1

K.	COMMITMENTS AND CONTINGENCIES

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

We file income tax returns in the United States for federal and various state jurisdictions. As of January 1, 2007, we have filed tax returns for the period ended December 31, 2005 and this period is still open for examination by various taxing authorities.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 reduction in deferred tax assets and a corresponding decrease in the valuation allowance. As of January 1, 2007 the implementation had no effect on the beginning balance of accumulated deficit.

We have elected to recognize all income tax-related interest expense and statutory penalties imposed by taxing authorities as income tax expense.

We have recorded a valuation allowance against our net deferred tax assets for federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years.

M.	SALE OF CARBONLESS PAPER BUSINESS

Effective April 1, 2006, we sold our carbonless paper business to P. H. Glatfelter Company for a cash sales price of $84. In the first quarter ended March 31, 2006, we began reporting the former carbonless paper business as a discontinued operation.

Net sales of the former carbonless paper business (included in discontinued operations) were $106 for the first quarter ended March 31, 2006. We recognized a loss on discontinued operations of $6 for the quarter ended March 31, 2006, which includes a curtailment loss on the pension plan of $2, a charge for the impairment of fixed assets of $6 and income from operations before taxes of $2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Results of Operations

The following table sets forth the historical results of operations of NewPage Holding for the periods indicated below. In the quarter ended March 31, 2006 we began reporting the former carbonless paper business as a discontinued operation. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report.

First Quarter 2007 Compared to First Quarter 2006

	NewPage Holding
	First Quarter Ended Mar. 31,
	2007		2006
(in millions)	$	%	$	%
Net sales	476	100.0	507	100.0
Cost of sales	438	92.0	451	89.0
Selling, general and administrative expenses	26	5.5	38	7.4
Interest expense	38	8.0	43	8.5
Other (income) expense, net	—	0.0	39	7.7

Income (loss) from continuing operations before taxes	(26)	(5.5)	(64)	(12.6)
Income tax (benefit)	(1)	(0.1)	(2)	(0.4)

Income (loss) from continuing operations	(25)	(5.4)	(62)	(12.2)
Income (loss) from discontinued operations	—	0.0	(6)	(1.2)

Net income (loss)	(25)	(5.4)	(68)	(13.4)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$46		$11

Net sales for the first quarter of 2007 were $476 million compared to $507 million for the first quarter of 2006, a decrease of 6.1%. The decrease was driven by lower average coated paper prices as well as lower sales volume of coated paper. Average coated paper prices decreased from $886 per ton in the first quarter of 2006 to $873 per ton in the first quarter of 2007 as we continue to see the negative effects of low-cost imports of coated freesheet paper from China, Indonesia and South Korea, which we believe is being sold in our markets at artificially low prices. We expect that our average coated paper price will remain flat or decline slightly in the second quarter of 2007, as a result of seasonably slower markets and continued price pressures on coated paper, not taking into consideration any effects of the anti-dumping and countervailing duty investigations on imports of coated freesheet paper from China, Indonesia and South Korea. We believe that business drivers such as continuing capacity rationalization, gross domestic product (“GDP”) growth and advertising spending remain favorable to us in realizing future sales price increases over a longer timeframe. Coated paper sales volume decreased from 540,000 tons in the first quarter of 2006 to 508,000 tons in the first quarter of 2007, primarily driven by slightly slower demand for coated paper. As previously announced, we took 27,000 tons of market-related downtime of coated paper at our Rumford mill during the first quarter of 2007. We did not take any market-related downtime of coated paper in the first quarter of 2006. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the first quarter of 2007 was $438 million compared to $451 million for the first quarter of 2006. Gross margin for the first quarter of 2007 decreased to 8.0% compared to 11.0% for the first quarter of 2006. The lower gross margin was primarily driven by lower average sales prices. Energy costs in the first quarter of 2007 increased slightly over the first quarter of 2006 offset by a slight decrease in our chemical spend. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future. Maintenance expense at our mills totaled $39 million and $36 million in the first quarter of 2007 and 2006.

Selling, general and administrative expenses were $26 million for the first quarter of 2007 compared to $38 million for the first quarter of 2006. Selling, general and administrative expenses were higher in the first quarter of 2006 primarily as a result of transitional costs of $8 million relating to the setup of our business as a stand-alone company, including costs related to the completion of the transition of information and technology and human resources, and equity award expense of $7 million, recognized primarily for our former chief executive officer. As a percentage of net sales, selling, general and administrative expenses decreased in the first quarter of 2007 to 5.5% from 7.4% in the first quarter of 2006.

Interest expense for the first quarter of 2007 was $38 million compared to $43 million for the first quarter of 2006. Interest expense for NewPage only for the first quarter of 2007 was $33 million compared to $39 million for the first quarter of 2006. The decrease was primarily a result of lower outstanding debt balances and a reduction in the interest rate spread on the term loan.

Other (income) expense for the first quarter of 2006 primarily consists of an unrealized non-cash loss of $39 million on the basket option contract.

The income tax expense (benefit) for the first quarter of 2007 and 2006 was $(1) million and $(2) million. We have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 million reduction in deferred tax assets and a corresponding decrease in the valuation allowance. As of January 1, 2007 the implementation had no effect on the beginning balance of accumulated deficit.

Net income (loss) was $(25) million in the first quarter of 2007 compared to net income (loss) of $(68) million in the first quarter of 2006. Significant items in 2006 included an unrealized non-cash loss of $39 million for the basket option contract and equity award expense of $6 million recognized for our former chief executive officer.

EBITDA was $46 million and $11 million for the first quarter of 2007 and 2006. Significant items in 2006 included an unrealized non-cash loss of $39 million for a basket option contract, $8 million of transition costs, $9 million of non-cash charges and sale-related costs included in loss from discontinued operations, and equity award expense of $6 million recognized for our former chief executive officer. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

Carbonless Paper Business

During the first quarter of 2006, the former carbonless paper business had net sales of $106 million and incurred a pre-tax loss of $6 million largely due to a curtailment loss on the pension plan of $2 million and a charge for the impairment of fixed assets of $6 million.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

	NewPage Holding
	First Quarter Ended March 31,
	2007	2006
Net income (loss)	$(25)	$(68)
Interest expense	38	43
Income taxes (benefit)	(1)	(2)
Depreciation and amortization	34	38

EBITDA	$46	$11

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

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of March 31, 2007, there were no outstanding borrowings under the revolving senior secured credit facility and, based on availability under the borrowing base as of that date, we had $177 million of borrowing availability under the revolving senior secured credit facility (after taking into account $47 million of outstanding letters of credit). Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged, with aggregate indebtedness at March 31, 2007 of $1,438 million, which includes $1,293 million at NewPage. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to their maturity and/or repay portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business and service our debt requirements will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Our senior secured credit facilities include a remaining balance at March 31, 2007 of $523 million on our term loan, maturing in 2011, and up to $250 million in available revolving loan borrowings maturing in 2010. Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of March 31, 2007, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2007:

	Required	Actual
Maximum Leverage Ratio	5.00	4.67
Maximum Senior Leverage Ratio	2.50	1.89
Minimum Interest Coverage Ratio	2.00	2.08
Minimum Fixed Charge Coverage Ratio	1.00	1.77

Capital expenditures were $14 million and $13 million for the first quarter ended March 31, 2007 and 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates. As of March 31, 2007 and December 31, 2006, $893 million and $889 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities, our floating-rate senior secured notes due 2012 and the NewPage Holding PIK notes. The potential increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at

March 31, 2007 would be $9 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at March 31, 2007, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $5 million.

Commodity Price Risk

As of May 2, 2005, we purchased a commodity basket option contract for a premium of $72 million. This contract is a basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currency. The contract was designed to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in fair value of the contract. As we account for this contract at fair value with changes recorded as other income (expense), we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of zero at March 31, 2007 and December 31, 2006.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended March 31, 2007. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Our Annual Report on Form 10-K for the year ended December 31, 2007 included a description of petitions we filed with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of coated freesheet paper in China, Indonesia and South Korea are illegally dumping their products in the United States and that these manufacturers have been illegally subsidized by their governments. On March 30, 2007, the Department of Commerce issued preliminary determinations in the subsidy cases and imposed preliminary countervailing duties on imports from these three countries. Preliminary determinations by the Department of Commerce in the dumping cases are expected at the end of May 2007. These preliminary determinations will be followed by further investigations and any preliminary duties imposed are subject to modification when final determinations are issued by the Department of Commerce.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amended Revolving Credit and Guaranty Agreement, as amended by the Third Amendment dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 30, 2007)

10.2	Amended Term Loan Credit and Guaranty Agreement, as amended by the Second Amendment dated January 30, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 30, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Jason W. Bixby	By:	/s/ Jason W. Bixby
Jason W. Bixby		Jason W. Bixby
Vice President and Chief Financial Officer		Vice President and Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)
Date: May 7, 2007		Date: May 7, 2007