Form 10-Q
period 2007-06-30
NewPage Holding CORP; NewPage CORP
filed 2007-08-06
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

There were 45,288,000 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of August 1, 2007.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense and income tax effects; all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Our address is Courthouse Plaza Northeast, Dayton, Ohio 45463, and our telephone number is 877.855.7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

SAFE HARBOR STATEMENT

This quarterly report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness;

•	changes in the supply of, demand for, or prices of our products;

•	the activities of competitors, including those engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	general economic and business conditions in the United States and elsewhere;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance;

•	our ability to operate as a stand-alone business; and

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2007 AND DECEMBER 31, 2006

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	June 30, 2007	Dec. 31, 2006	June 30, 2007	Dec. 31, 2006
ASSETS
Cash and cash equivalents (Note B)	$18	$44	$18	$44
Accounts receivable, net	171	149	171	149
Inventories (Note C)	323	317	323	317
Other current assets	30	26	31	27

Total current assets	542	536	543	537
Property, plant and equipment, net of accumulated depreciation of $287 as of June 30, 2007 and $223 as of December 31, 2006	1,277	1,309	1,277	1,309
Intangibles and other assets (Note D)	133	140	130	135

TOTAL ASSETS	$1,952	$1,985	$1,950	$1,981

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$131	$135	$131	$134
Accrued expenses	122	120	122	120
Current maturities of long-term debt (Note F)	5	5	5	5

Total current liabilities	258	260	258	259
Long-term debt (Note F)	1,432	1,429	1,282	1,289
Other long-term obligations	68	64	68	64
Commitments and contingencies (Note K)
Minority interest	33	38	33	38
STOCKHOLDER’S EQUITY
Common stock, NewPage Holding—300,000,000 shares authorized, 45,288,000 shares issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	291	293	397	400
Accumulated deficit	(151)	(119)	(109)	(89)
Accumulated other comprehensive income	21	20	21	20

Total stockholder’s equity	161	194	309	331

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,952	$1,985	$1,950	$1,981

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2007 AND 2006

Dollars in millions, except per share amounts

	NewPage Holding
	Second Quarter Ended June 30, 2007	Second Quarter Ended June 30, 2006	First Half Ended June 30, 2007	First Half Ended June 30, 2006
Net sales	$495	$490	$971	$997
Cost of sales	439	432	877	883
Selling, general and administrative expenses	26	22	52	60
Interest expense (including non-cash interest expense of $7, $8, $14 and $14)	37	43	75	86
Other (income) expense, net (Notes E and N)	—	(63)	—	(24)

Income (loss) from continuing operations before taxes	(7)	56	(33)	(8)
Income tax (benefit)	—	2	(1)	—

Income (loss) from continuing operations	(7)	54	(32)	(8)
Income (loss) from discontinued operations (Note M)	—	(9)	—	(15)

Net income (loss)	$(7)	$45	$(32)	$(23)

Income (loss) per share—basic and diluted:
Income (loss) from continuing operations	$(0.14)	$1.18	$(0.70)	$(0.19)
Income (loss) from discontinued operations	—	(0.20)	—	(0.33)

Net income (loss)	$(0.14)	$0.98	$(0.70)	$(0.52)

Basic and diluted weighted average number of common shares outstanding (in thousands)	45,288	45,288	45,288	45,288

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2007 AND 2006

Dollars in millions

	NewPage
	Second Quarter Ended June 30,	Second Quarter Ended June 30,	First Half Ended June 30,	First Half Ended June 30,
	2007	2006	2007	2006
Net sales	$495	$490	$971	$997
Cost of sales	439	432	877	883
Selling, general and administrative expenses	23	22	49	60
Interest expense (including non-cash interest expense of $2, $3, $4 and $5)	32	38	65	77
Other (income) expense, net (Notes E and N)	—	(63)	—	(24)

Income (loss) from continuing operations before taxes	1	61	(20)	1
Income tax (benefit)	1	2	—	—

Income (loss) from continuing operations	—	59	(20)	1
Income (loss) from discontinued operations (Note M)	—	(9)	—	(15)

Net income (loss)	$—	$50	$(20)	$(14)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST HALF ENDED JUNE 30, 2007

Dollars in millions; shares in thousands

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2006	45,288	$—	$293	$(119)	$20
Net income (loss)				(32)
Change in unrealized gain on cash-flow hedges					1
Equity awards (Note G)			1
Loan to Maple Timber Acquisition			(3)

Balance at June 30, 2007	45,288	$—	$291	$(151)	$21

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST HALF ENDED JUNE 30, 2007

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2006	100	$—	$400	$(89)	$20
Net income (loss)				(20)
Change in unrealized gain on cash-flow hedges					1
Equity awards (Note G)			1
Loans to parent companies			(4)

Balance at June 30, 2007	100	$—	$397	$(109)	$21

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST HALF ENDED JUNE 30, 2007 AND 2006

Dollars in millions

	NewPage Holding		NewPage
	First Half Ended June 30, 2007	First Half Ended June 30, 2006	First Half Ended June 30, 2007	First Half Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32)	$(23)	$(20)	$(14)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	—	15	—	15
Depreciation and amortization	67	73	67	73
Amortization of debt issuance costs and debt discount	5	6	4	5
Interest expense on NewPage Holding PIK notes	9	8	—	—
(Gain) loss on sale of assets	1	(66)	1	(66)
Unrealized (gain) loss on option contracts	—	46	—	46
Deferred income taxes	(1)	—	—	—
Write-off of costs of proposed initial public offering (Note O)	3	—	—	—
LIFO effect	4	(3)	4	(3)
Equity award expense (Note G)	1	7	1	7
Change in operating assets and liabilities	(32)	(15)	(31)	(15)
Net cash flows of discontinued operations	—	(10)	—	(10)

Net cash provided by operating activities	25	38	26	38
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	226	—	226
Capital expenditures	(34)	(38)	(34)	(38)
Net cash flows of discontinued operations	—	(1)	—	(1)

Net cash provided by (used in) investing activities	(34)	187	(34)	187
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—	(1)	—
Distributions from Rumford Cogeneration to limited partners	(6)	(5)	(6)	(5)
Loans to parent companies (Note G)	(3)	(7)	(4)	(7)
Payments on long-term debt	(7)	(166)	(7)	(166)
Net borrowings (payments) on revolving credit facility	—	(46)	—	(46)

Net cash provided by (used in) financing activities	(17)	(224)	(18)	(224)
Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	10	—	10

Net increase (decrease) in cash and cash equivalents	(26)	11	(26)	11
Cash and cash equivalents at beginning of period	44	1	44	1

Cash and cash equivalents at end of period	$18	$12	$18	$12

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$64	$72	$64	$72

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

Consolidated cash and cash equivalents include those of Rumford Cogeneration Company L.P. (“Rumford Cogeneration”). There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of Rumford Cogeneration; however, $1 and $11 of the consolidated cash and cash equivalents at June 30, 2007 and December 31, 2006 is the property of Rumford Cogeneration and are not available to NewPage Holding or NewPage for debt service or other purposes until distributed from the partnership to its partners.

C.	INVENTORIES

Inventories as of June 30, 2007 and December 31, 2006 consist of:

	June 30, 2007	Dec. 31, 2006
Finished and in-process goods	$233	$232
Raw materials	35	32
Stores and supplies	55	53

	$323	$317

If inventories had been valued at current costs, they would have been valued at $308 and $306 at June 30, 2007 and December 31, 2006.

D.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of June 30, 2007 and December 31, 2006 consist of:

	June 30, 2007	Dec. 31, 2006
NewPage:
Financing costs (net of accumulated amortization of $18 and $15)	$30	$33
Prepaid pension asset	45	47
Intangibles—customer relationships (net of accumulated amortization of $4 and $3)	22	23
Deferred taxes	12	13
Other	21	19

Subtotal	130	135
NewPage Holding:
Financing costs (net of accumulated amortization of $1 and $1)	2	2
Other	1	3

	$133	$140

E.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we purchased a commodity basket option contract from J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This contract is a basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. The fair value of the contract was zero at June 30, 2007 and December 31, 2006. Other (income) expense for the second quarter and first half ended June 30, 2006 include non-cash losses of $6 and $45 determined based on the mark-to-market value of the option contract.

F.	LONG-TERM DEBT

The balances of long-term debt as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	Dec. 31, 2006
NewPage:
Revolving senior secured credit facility	$—	$—
Term loan senior secured credit facility	517	524
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $350)	347	347
12% senior subordinated notes (face amount $200)	198	198

Total long-term debt, including current portion	1,287	1,294
Current maturities of long-term debt	5	5

Subtotal	1,282	1,289
NewPage Holding:
Senior unsecured PIK notes (face amount $160 and $151; LIBOR plus 7.00%)	150	140

Long-term debt	$1,432	$1,429

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

Included in selling, general and administrative expenses for the first half ended June 30, 2007 and 2006 is equity award expense of $1 and $7, including $6 for the repurchase of unvested equity interests granted to our former chief executive officer, Peter H. Vogel, Jr.

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

Total comprehensive income (loss) is comprised of net income (loss) and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) is as follows:

	Second Quarter Ended June 30,	Second Quarter Ended June 30,	First Half Ended June 30,	First Half Ended June 30,
	2007	2006	2007	2006

NewPage Holding	$(5)	$50	$(31)	$(15)
NewPage	$2	$55	$(19)	$(6)

I.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Second Quarter Ended June 30,	Second Quarter Ended June 30,	First Half Ended June 30,	First Half Ended June 30,
	2007	2006	2007	2006
Service cost	$2	$2	$4	$5
Interest cost	3	2	6	7
Expected return on plan assets	(4)	(4)	(9)	(11)

Net periodic costs	1	—	1	1
Curtailment loss	—	—	1	2
Settlement loss	—	5	—	5
Less—allocated to discontinued operations	—	(5)	—	(7)

Net cost allocated to continuing operations	$1	$—	$2	$1

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Second Quarter Ended June 30,	Second Quarter Ended June 30,	First Half Ended June 30,	First Half Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$1	$—	$1
Interest cost	—	—	1	1

Net periodic costs	—	1	1	2
Settlement gain	—	(8)	—	(8)
Less—allocated to discontinued operations	—	7	—	7

Net cost allocated to continuing operations	$—	$—	$1	$1

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

As a result of this action, we incurred total pretax charges of $18, including $15 for accelerated depreciation and inventory write-offs recorded in the fourth quarter of 2006 and $3 in cost of sales for severance and early retirement benefits, of which $2 was recorded in the fourth quarter of 2006 and $1 was recorded in the first half of 2007. As of June 30, 2007, this action was complete.

The activity in the accrued severance liability relating to this action for the first half ended June 30, 2007 was as follows:

Employee Costs
Balance accrued at December 31, 2006	$2
Current charges	—
Payments	(2)

Balance accrued at June 30, 2007	$—

K.	COMMITMENTS AND CONTINGENCIES

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

Net sales for our former carbonless paper segment were $106 in the first quarter of 2006. Included in the loss from discontinued operations for the second quarter and first half ended June 30, 2006 is $9 and $18 of charges related to the sale of the business, including curtailment and settlement costs related to employee benefit plans.

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

O.	INITIAL PUBLIC OFFERING OF NEWPAGE HOLDING

During the second quarter ended June 30, 2007, NewPage Holding determined that the postponement of the proposed initial public offering of its common stock extended beyond a “short postponement” and accordingly, expensed $3 of costs for activities related to the offering.

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

Results of Operations

The following tables set forth the historical results of operations of NewPage Holding for the periods indicated below. In the quarter ended March 31, 2006 we began reporting the former carbonless paper business as a discontinued operation. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report.

Second Quarter 2007 Compared to Second Quarter 2006

	NewPage Holding
	Second Quarter Ended June 30,
	2007		2006
(in millions)	$	%	$	%
Net sales	495	100.0	490	100.0
Cost of sales	439	88.7	432	88.1
Selling, general and administrative expenses	26	5.1	22	4.6
Interest expense	37	7.5	43	8.8
Other (income) expense, net	—	—	(63)	(12.8)

Income (loss) from continuing operations before taxes	(7)	(1.3)	56	11.3
Income tax (benefit)	—	—	2	0.4

Income (loss) from continuing operations	(7)	(1.3)	54	10.9
Income (loss) from discontinued operations	—	—	(9)	(1.9)

Net income (loss)	(7)	(1.3)	45	9.0

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$63		$125

Net sales for the second quarter of 2007 were $495 million compared to $490 million for the second quarter of 2006, an increase of 1.0%. The increase was driven by favorable prices and volume for pulp and uncoated paper, partially offset by market softness for coated paper. Coated paper sales volumes decreased from 522,000 tons in the second quarter of 2006 to 517,000 tons in the second quarter of 2007. Average coated paper prices decreased from $894 per ton in the second quarter of 2006 to $876 per ton in the second quarter of 2007 as we continued to see the negative effects of low-priced imports of coated freesheet paper from China, Indonesia and South Korea.

We expect that our average coated paper price will increase in the second half of 2007 as a result of announced industry capacity closures, in addition to the price increases we announced in June 2007 that we expect to start to realize during the third quarter of 2007. We expect that these effects will be partially offset in the short term by continued low-priced Asian imports as we believe some Asian producers may be trying to circumvent the new preliminary antidumping and countervailing duties imposed on coated freesheet paper imports from China, Indonesia and South Korea, and by a decrease in demand as advertisers and publishers adjust to increased postal rates for catalogs and magazines. We believe that business drivers such as continuing capacity rationalization, gross domestic product (“GDP”) growth, lower Canadian and European imports resulting from the strengthening of the Canadian dollar and Euro relative to the U.S. dollar, and advertising spending remain favorable to us in realizing future sales price increases over a longer timeframe. We did not take any market-related downtime for coated paper in the second quarter of 2007 or 2006. We will consider the need for downtime from time to time based on market conditions.

Cost of sales for the second quarter of 2007 was $439 million compared to $432 million for the second quarter of 2006. Gross margin for the second quarter of 2007 decreased slightly to 11.3% compared to 11.9% for the second quarter of 2006. The lower gross margin was primarily driven by lower average sales prices and a greater percentage of uncoated and pulp sales. Energy costs in the second quarter of 2007 increased slightly over the second quarter of 2006 partially offset by a decrease in our chemical usage. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future. Maintenance expense at our mills totaled $41 million and $43 million in the second quarter of 2007 and 2006.

Selling, general and administrative expenses were $26 million for the second quarter of 2007 compared to $22 million for the second quarter of 2006. This increase was primarily as a result of $3 million of costs for activities related to NewPage Holding’s proposed initial public offering of its common stock that was expensed during the second quarter of 2007. As a percentage of net sales, selling, general and administrative expenses increased to 5.1% in the second quarter of 2007 compared to 4.6% in the second quarter of 2006 as a result of the write-off of the proposed initial public offering costs. Selling, general and administrative expenses for NewPage were up slightly at $23 million for the second quarter of 2007 compared to $22 million for the second quarter of 2006.

Interest expense for the second quarter of 2007 was $37 million compared to $43 million for the second quarter of 2006. Interest expense for the second quarter of 2007 for NewPage was $32 million compared to $38 million for the second quarter of 2006. The decrease was primarily a result of lower outstanding debt balances and a reduction in the interest rate spread on the term loan.

Other (income) expense for the second quarter of 2006 primarily consisted of a gain of $66 million on the sale of two hydroelectric generating facilities and an unrealized non-cash loss of $6 million on the basket option contract.

The income tax expense (benefit) for the second quarter of 2007 and 2006 was zero and $2 million. We have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 million reduction in deferred tax assets and a corresponding decrease in the valuation allowance. As of January 1, 2007 the implementation had no effect on the beginning balance of accumulated deficit.

Net income (loss) was $(7) million in the second quarter of 2007 compared to net income (loss) of $45 million in the second quarter of 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $6 million of unrealized non-cash losses on the basket option contract and $9 million of non-cash charges and sale-related costs included in loss from discontinued operations.

EBITDA was $63 million and $125 million for the second quarter of 2007 and 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $6 million of unrealized non-cash losses on the basket option contract, and $9 million of non-cash charges and sale-related costs included in loss from discontinued operations. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

First Half 2007 Compared to First Half 2006

	NewPage Holding
	First Half Ended June 30,
	2007		2006
(in millions)	$	%	$	%
Net sales	971	100.0	997	100.0
Cost of sales	877	90.3	883	88.5
Selling, general and administrative expenses	52	5.3	60	6.1
Interest expense	75	7.8	86	8.7
Other (income) expense, net	—	—	(24)	(2.4)

Income (loss) from continuing operations before taxes	(33)	(3.4)	(8)	(0.9)
Income tax (benefit)	(1)	(0.1)	—	0.0

Income (loss) from continuing operations	(32)	(3.3)	(8)	(0.9)
Income (loss) from discontinued operations	—	—	(15)	(1.5)

Net income (loss)	(32)	(3.3)	(23)	(2.4)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$109		$136

Net sales for the first half of 2007 were $971 million compared to $997 million for the first half of 2006, a decrease of 2.6%. The decrease was driven by market softness for coated paper, partially offset by favorable price and volume for pulp and uncoated paper. Average coated paper prices decreased from $890 per ton in the first half of 2006 to $875 per ton in the first half of 2007 as we continue to see the negative effects of low-priced imports of coated freesheet paper from China, Indonesia and South Korea. Coated paper sales volume decreased from 1,062,000 tons in the first half of 2006 to 1,025,000 tons in the first half of 2007, primarily driven by slightly slower demand for coated paper. We took 27,000 tons of market-related downtime for coated paper at our Rumford mill during the first half of 2007. We did not take any market-related downtime for coated paper during the first half of 2006.

Cost of sales for the first half of 2007 was $877 million compared to $883 million for the first half of 2006. Gross margin for the first half of 2007 decreased to 9.7% compared to 11.5% for the first half of 2006. The lower gross margin was primarily driven by lower average sales prices and the effect of a greater percentage of uncoated and pulp sales. Energy costs in the first half of 2007 increased slightly over the first half of 2006 offset by a slight decrease in our chemical usage. Maintenance expense at our mills totaled $80 million and $79 million in the first half of 2007 and 2006.

Selling, general and administrative expenses were $52 million for the first half of 2007 compared to $60 million for the first half of 2006. Selling, general and administrative expenses were higher in the first half of 2006 primarily as a result of transitional costs of $8 million relating to the setup of our business as a stand-alone company, including costs related to the completion of the transition of information and technology and human resources, and equity award expense of $7 million, recognized primarily for our former chief executive officer. During the first half of 2007, NewPage Holding expensed $3 million of costs for activities related to the proposed initial public offering of its common stock. As a percentage of net sales, selling, general and administrative expenses decreased in the first half of 2007 to 5.3% from 6.1% in the first half of 2006. Selling, general and administrative expenses for NewPage declined to $49 million for the first half of 2007 compared to $60 million for the first half of 2006 primarily as a result of the transitional costs and equity award expense in 2006, as explained above.

Interest expense for the first half of 2007 was $75 million compared to $86 million for the first half of 2006. Interest expense for the first half of 2007 for NewPage was $65 million compared to $77 million for the first half of 2006. The decrease was primarily a result of lower outstanding debt balances and a reduction in the interest rate spread on the term loan.

Other (income) expense for the first half of 2006 primarily consists of a gain of $66 million on the sale of two hydroelectric generating facilities and an unrealized non-cash loss of $45 million on the basket option contract.

The income tax expense (benefit) for the first half of 2007 and 2006 was $(1) million and zero. We have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 million reduction in deferred tax assets and a corresponding decrease in the valuation allowance. As of January 1, 2007 the implementation had no effect on the beginning balance of accumulated deficit.

Net income (loss) was $(32) million in the first half of 2007 compared to net income (loss) of $(23) million in the first half of 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $45 million of unrealized non-cash losses on the basket option contract and a $15 million loss from discontinued operations.

EBITDA was $109 million and $136 million for the first half of 2007 and 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $45 million of unrealized non-cash losses on the basket option contract, equity award expense recognized for our former chief executive officer of $6 million, $8 million of transition costs and $18 million of non-cash charges and sale-related costs included in loss from discontinued operations. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

Carbonless Paper Business

Net sales for our former carbonless paper segment were $106 million in the first quarter of 2006. Included in the loss from discontinued operations for the second quarter and first half ended June 30, 2006 is $9 million and $18 million of charges related to the sale of the business, including curtailment and settlement costs related to employee benefit plans.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

	NewPage Holding
	Second Quarter Ended June 30,	Second Quarter Ended June 30,	First Half Ended June 30,	First Half Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(7)	$45	$(32)	$(23)
Interest expense	37	43	75	86
Income taxes (benefit)	—	2	(1)	—
Depreciation and amortization	33	35	67	73

EBITDA	$63	$125	$109	$136

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

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of June 30, 2007, there were no outstanding borrowings under the revolving senior secured credit facility and, based on availability under the borrowing base as of that date, we had $200 million of borrowing availability under the revolving senior secured credit facility (after taking into account $42 million of outstanding letters of credit). Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged, with aggregate indebtedness at June 30, 2007 of $1,437 million, which includes $1,287 million at NewPage. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to their maturity and/or repay portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business and service our debt requirements will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Our senior secured credit facilities include a remaining balance at June 30, 2007 of $517 million on our term loan, maturing in 2011, and up to $250 million in available revolving loan borrowings maturing in 2010. Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of June 30, 2007, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2007:

	Required	Actual
Maximum Leverage Ratio	5.00	4.89
Maximum Senior Leverage Ratio	2.25	1.96
Minimum Interest Coverage Ratio	2.00	2.05
Minimum Fixed Charge Coverage Ratio	1.00	1.80

Capital expenditures were $34 million and $38 million for the first half ended June 30, 2007 and 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates. As of June 30, 2007 and December 31, 2006, $892 million and $889 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities, our floating-rate senior secured notes due 2012 and the NewPage Holding PIK notes. The potential increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at June 30, 2007 would be $9 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at June 30, 2007, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $5 million.

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

The contract was designed to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in fair value of the contract. As we account for this contract at fair value with changes recorded as other income (expense), we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of zero at June 30, 2007 and December 31, 2006.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2007. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Our Annual Report on Form 10-K for the year ended December 31, 2006 included a description of petitions we filed with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of coated freesheet paper in China, Indonesia and South Korea are illegally dumping their products in the United States and that these manufacturers have been illegally subsidized by their governments. On March 30, 2007, the Department of Commerce issued preliminary determinations in the subsidy cases and imposed preliminary countervailing duties on certain imports from these three countries. On May 30, 2007, the Department of Commerce issued preliminary determinations in the dumping cases and imposed dumping duties on certain imports from these three countries. We expect final determinations to be issued by the Department of Commerce by the end of 2007.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Jason W. Bixby	By:	/s/ Jason W. Bixby
Jason W. Bixby		Jason W. Bixby
Vice President and Chief Financial Officer		Vice President and Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)
Date:	August 6, 2007	Date:	August 6, 2007