Form 10-Q
period 2007-09-30
NewPage Holding CORP; NewPage CORP
filed 2007-11-08
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

8540 Gander Creek Drive

Miamisburg, Ohio 45342

877.855.7243

Commission File Number	Registrant	IRS Employer Identification Number	State of Incorporation
001-32956	NEWPAGE HOLDING CORPORATION	05-0616158	Delaware
333-125952	NEWPAGE CORPORATION	05-0616156	Delaware

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

There were 45,288,000 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of November 1, 2007.

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

Our address is 8540 Gander Creek Drive, Miamisburg, Ohio 45342, and our telephone number is 877.855.7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

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

•

our ability to consummate the acquisition of Stora Enso North America, Inc. (“SENA”), including obtaining regulatory approvals and the financing required for the acquisition on the terms expected or on the anticipated schedule; and

•	the other factors described under “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec. 31, 2006
ASSETS

Cash and cash equivalents (Note B)	$67	$44	$67	$44
Accounts receivable, net	182	149	182	149
Inventories (Note C)	308	317	308	317
Other current assets	33	26	33	27

Total current assets	590	536	590	537

Property, plant and equipment, net of accumulated depreciation of $316 as of September 30, 2007 and $223 as of December 31, 2006	1,270	1,309	1,270	1,309
Intangibles and other assets (Note D)	124	140	121	135

TOTAL ASSETS	$1,984	$1,985	$1,981	$1,981

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$139	$135	$139	$134
Accrued expenses	148	120	148	120
Current maturities of long-term debt (Note F)	5	5	5	5

Total current liabilities	292	260	292	259

Long-term debt (Note F)	1,421	1,429	1,265	1,289
Other long-term obligations	72	64	72	64
Commitments and contingencies (Note K)
Minority interest	32	38	32	38

STOCKHOLDER’S EQUITY

Common stock, NewPage Holding—300,000,000 shares authorized, 45,288,000 shares issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	292	293	398	400
Accumulated deficit	(140)	(119)	(93)	(89)
Accumulated other comprehensive income	15	20	15	20

Total stockholder’s equity	167	194	320	331

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,984	$1,985	$1,981	$1,981

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2007 AND 2006

Dollars in millions, except per share amounts

	NewPage Holding
	Third Quarter Ended Sept. 30, 2007	Third Quarter Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006
Net sales	$545	$522	$1,516	$1,519

Cost of sales	470	466	1,347	1,349
Selling, general and administrative expenses	27	21	79	81
Interest expense (including non-cash interest expense of $8, $8, $22 and $22)	38	39	113	125
Other (income) expense, net (Notes E and N)	—	—	—	(24)

Income (loss) from continuing operations before taxes	10	(4)	(23)	(12)
Income tax (benefit)	(1)	1	(2)	1

Income (loss) from continuing operations	11	(5)	(21)	(13)
Income (loss) from discontinued operations (Note M)	—	1	—	(14)

Net income (loss)	$11	$(4)	$(21)	$(27)

Income (loss) per share—basic and diluted:
Income (loss) from continuing operations	$0.23	$(0.09)	$(0.47)	$(0.28)
Income (loss) from discontinued operations	—	0.02	—	(0.31)

Net income (loss)	$0.23	$(0.07)	$(0.47)	$(0.59)

Basic and diluted weighted average number of common shares outstanding (in thousands)	45,288	45,288	45,288	45,288

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2007 AND 2006

Dollars in millions

	NewPage
	Third Quarter Ended Sept. 30, 2007	Third Quarter Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006
Net sales	$545	$522	$1,516	$1,519

Cost of sales	470	466	1,347	1,349
Selling, general and administrative expenses	27	21	76	81
Interest expense (including non-cash interest expense of $2, $3, $6 and $8)	32	34	97	111
Other (income) expense, net (Notes E and N)	—	—	—	(24)

Income (loss) from continuing operations before taxes	16	1	(4)	2
Income tax (benefit)	—	—	—	—

Income (loss) from continuing operations	16	1	(4)	2
Income (loss) from discontinued operations (Note M)	—	1	—	(14)

Net income (loss)	$16	$2	$(4)	$(12)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2007

Dollars in millions; shares in thousands

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income
Balance at December 31, 2006	45,288	$—	$293	$(119)	$20
Net income (loss)				(21)
Change in unrealized gain on cash-flow hedges					(5)
Equity awards (Note G)			2
Loan to Maple Timber Acquisition			(3)

Balance at September 30, 2007	45,288	$—	$292	$(140)	$15

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2007

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income
Balance at December 31, 2006	100	$—	$400	$(89)	$20
Net income (loss)				(4)
Change in unrealized gain on cash-flow hedges					(5)
Equity awards (Note G)			2
Loans to parent companies			(4)

Balance at September 30, 2007	100	$—	$398	$(93)	$15

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

Dollars in millions

	NewPage Holding		NewPage
	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21)	$(27)	$(4)	$(12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	—	14	—	14
Depreciation and amortization	98	107	98	107
Amortization of debt issuance costs and debt discount	8	9	6	8
Interest expense on NewPage Holding PIK notes	14	13	—	—
(Gain) loss on sale of assets	2	(65)	2	(65)
Unrealized (gain) loss on option contracts	—	48	—	48
Deferred income taxes	(2)	—	—	—
Write-off of costs of proposed initial public offering (Note O)	3	—	—	—
LIFO effect	3	(1)	3	(1)
Equity award expense (Note G)	2	8	2	8
Change in operating assets and liabilities	9	(9)	10	(10)
Net cash flows of discontinued operations	—	(10)	—	(10)

Net cash provided by operating activities	116	87	117	87

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	228	—	228
Capital expenditures	(58)	(63)	(58)	(63)
Net cash flows of discontinued operations	—	(1)	—	(1)

Net cash provided by (used in) investing activities	(58)	164	(58)	164

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	(1)	(1)	(1)
Distributions from Rumford Cogeneration to limited partners	(7)	(6)	(7)	(6)
Loans to parent companies (Note G)	(3)	(7)	(4)	(7)
Payments on long-term debt	(24)	(167)	(24)	(167)
Net borrowings (payments) on revolving credit facility	—	(46)	—	(46)

Net cash provided by (used in) financing activities	(35)	(227)	(36)	(227)

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	10	—	10

Net increase (decrease) in cash and cash equivalents	23	34	23	34
Cash and cash equivalents at beginning of period	44	1	44	1

Cash and cash equivalents at end of period	$67	$35	$67	$35

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$80	$91	$80	$91

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

Unless otherwise noted, the terms “we,” “our” and “us” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense, write-off of costs for a proposed initial public offering and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

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

Consolidated cash and cash equivalents include those of Rumford Cogeneration Company L.P. (“Rumford Cogeneration”). There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of Rumford Cogeneration; however, $1 and $11 of the consolidated cash and cash equivalents at September 30, 2007 and December 31, 2006 is the property of Rumford Cogeneration and is not available to NewPage Holding or NewPage for debt service or other purposes until distributed from the partnership to its partners.

C.	INVENTORIES

Inventories as of September 30, 2007 and December 31, 2006 consist of:

	Sept. 30, 2007	Dec. 31, 2006
Finished and in-process goods	$211	$232
Raw materials	40	32
Stores and supplies	57	53

	$308	$317

If inventories had been valued at current costs, they would have been valued at $291 and $306 at September 30, 2007 and December 31, 2006.

D.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of September 30, 2007 and December 31, 2006 consist of:

	Sept. 30, 2007	Dec. 31, 2006
NewPage:
Financing costs (net of accumulated amortization of $20 and $15)	$28	$33
Prepaid pension asset	45	47
Intangibles—customer relationships (net of accumulated amortization of $5 and $3)	21	23
Deferred taxes	13	13
Other	14	19

Subtotal	121	135
NewPage Holding:
Financing costs (net of accumulated amortization of $2 and $1)	1	2
Other	2	3

	$124	$140

E.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we purchased a commodity basket option contract from J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This contract is a basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. The fair value of the contract was zero at September 30, 2007 and December 31, 2006. Other (income) expense for the third quarter and three quarters ended September 30, 2006 include non-cash losses of $2 and $47 determined based on the mark-to-market value of the option contract.

F.	LONG-TERM DEBT

The balances of long-term debt as of September 30, 2007 and December 31, 2006 are as follows:

	Sept. 30, 2007	Dec. 31, 2006
NewPage:
Revolving senior secured credit facility	$—	$—
Term loan senior secured credit facility	500	524
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $350)	347	347
12% senior subordinated notes (face amount $200)	198	198

Total long-term debt, including current portion	1,270	1,294
Current maturities of long-term debt	5	5

Subtotal	1,265	1,289
NewPage Holding:
Senior unsecured PIK notes (face amount $166 and $151; LIBOR plus 7.00%)	156	140

Long-term debt	$1,421	$1,429

In January 2007, we entered into amendments to our Revolving Credit and Guaranty Agreement and the Term Loan Credit and Guaranty Agreement. The amendments provide for reductions in the interest rate spreads in each agreement and a reduction of the commitment under the Revolving Credit and Guaranty Agreement from $275 million to $250 million. In addition, changes were made to certain covenants and other terms that, as a result, are now generally less restrictive to the Company. Amounts outstanding under our revolving facility now bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 0.75%, or (ii) LIBOR plus 1.75%. The loans under the senior term facility now bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 1.25%, or (ii) LIBOR plus 2.25%.

All of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2006 for further details on our debt agreements.

G.	EQUITY AWARD EXPENSE AND REPURCHASE

Included in selling, general and administrative expenses for the third quarter ended September 30, 2007 and 2006 is equity award expense of $1 and $1. Included in selling, general and administrative expenses for the three quarters ended September 30, 2007 and 2006 is equity award expense of $2 and $8, including $6 in 2006 for the repurchase of unvested equity interests granted to our former chief executive officer, Peter H. Vogel, Jr.

Under a Repurchase Agreement dated July 27, 2007 between Maple Timber Acquisition LLC (“Maple Timber”), our indirect parent, and our former vice president of human resources, Charles J. Aardema, Maple Timber agreed to repurchase all of Mr. Aardema’s Paper Class A Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $1 on October 31, 2007. The expense associated with this transaction was recognized during the third quarter of 2007. During the fourth quarter of 2007, NewPage loaned $1 to Maple Timber to enable Maple Timber to satisfy its repurchase obligations, which was recorded as a reduction in shareholder’s equity as repayment is not assured.

Under a Repurchase Agreement dated January 31, 2007 between Maple Timber and our former chief financial officer, Matthew L. Jesch, Maple Timber agreed to repurchase all of Mr. Jesch’s Paper Class A

Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $3 on March 30, 2007. The expense associated with this transaction was recognized during the fourth quarter of 2006. During the first quarter of 2007, NewPage loaned $3 to Maple Timber to enable Maple Timber to satisfy its repurchase obligations, which was recorded as a reduction in shareholder’s equity as repayment is not assured.

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

Total comprehensive income (loss) is comprised of net income (loss) and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) is as follows:

	Third Quarter Ended Sept. 30, 2007	Third Quarter Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006
NewPage Holding	$5	$(12)	$(26)	$(27)
NewPage	$10	$(6)	$(9)	$(12)

I.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Third Quarter Ended Sept. 30, 2007	Third Quarter Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006
Service cost	$1	$2	$5	$7
Interest cost	3	3	9	10
Expected return on plan assets	(4)	(4)	(13)	(15)

Net periodic costs	—	1	1	2
Curtailment loss	—	—	1	2
Settlement loss	—	—	—	5
Less—allocated to discontinued operations	—	—	—	(7)

Net cost allocated to continuing operations	$—	$1	$2	$2

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Third Quarter Ended Sept. 30, 2007	Third Quarter Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006
Service cost	$1	$—	$1	$1
Interest cost	—	—	1	1

Net periodic costs	1	—	2	2
Settlement gain	—	—	—	(8)
Less—allocated to discontinued operations	—	—	—	7

Net cost allocated to continuing operations	$1	$—	$2	$1

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

As a result of this action, we incurred total pretax charges of $18, including $15 for accelerated depreciation and inventory write-offs recorded in the fourth quarter of 2006 and $3 in cost of sales for severance and early retirement benefits, of which $2 was recorded in the fourth quarter of 2006 and $1 was recorded in the first quarter of 2007. As of June 30, 2007, this action was complete.

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

During the second quarter ended June 30, 2007, NewPage Holding determined that the postponement of the proposed initial public offering of its common stock extended beyond a “short postponement” and, accordingly, expensed $3 of costs for activities related to the offering.

P.	ACQUISITION OF STORA ENSO NORTH AMERICA

On September 20, 2007, NewPage Holding and Stora Enso Oyj entered into a definitive agreement pursuant to which, subject to the terms and conditions in the agreement, NewPage will acquire all of the equity of Stora Enso North America, Inc., the wholly-owned subsidiary of Stora Enso Oyj that manufactures paper in North America. Under the terms of the agreement, Stora Enso Oyj will receive approximately $1,500 in cash, a $200 note to be issued by NewPage Group Inc. (“NewPage Group”), which will be the new parent company of NewPage Holding after the acquisition is completed, and a 19.9% equity interest in NewPage Group. The transaction is subject to customary regulatory approvals and is expected to close by the first quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Background

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

Recent Developments

On September 20, 2007, NewPage Holding and Stora Enso Oyj entered into a definitive agreement pursuant to which, subject to the terms and conditions in the agreement, NewPage will acquire all of the equity of SENA, the wholly-owned subsidiary of Stora Enso Oyj that manufactures paper in North America. Under the terms of the agreement, Stora Enso Oyj will receive approximately $1.5 billion in cash, a $200 million note to be issued by NewPage Group, which will be the new parent company of NewPage Holding after the acquisition is completed, and a 19.9% equity interest in NewPage Group. The transaction is subject to customary regulatory approvals and is expected to close by the first quarter of 2008.

SENA is a leading producer of coated and supercalendered papers, and a premier producer of specialty papers. Other products include newsprint and market pulp. SENA produces approximately 3.0 million tons of paper annually and had revenues of $2.0 billion with about 4,350 employees in 2006.

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

	NewPage Holding
	Third Quarter Ended Sept. 30,				Three Quarters Ended Sept. 30,
	2007		2006		2007		2006
(in millions)	$	%	$	%	$	%	$	%
Net sales	545	100.0	522	100.0	1,516	100.0	1,519	100.0
Cost of sales	470	86.2	466	89.2	1,347	88.9	1,349	88.8
Selling, general and administrative expenses	27	5.1	21	4.0	79	5.2	81	5.4
Interest expense	38	6.8	39	7.5	113	7.4	125	8.2
Other (income) expense, net	—	0.0	—	0.0	—	0.0	(24)	(1.6)

Income (loss) from continuing operations before taxes	10	1.9	(4)	(0.7)	(23)	(1.5)	(12)	(0.8)
Income tax (benefit)	(1)	(0.1)	1	0.1	(2)	(0.1)	1	0.1

Income (loss) from continuing operations	11	2.0	(5)	(0.8)	(21)	(1.4)	(13)	(0.9)
Income (loss) from discontinued operations	—	0.0	1	0.2	—	0.0	(14)	(0.9)

Net income (loss)	11	2.0	(4)	(0.6)	(21)	(1.4)	(27)	(1.8)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$79		$70		$188		$206

Third Quarter 2007 Compared to Third Quarter 2006

Net sales for the third quarter of 2007 were $545 million compared to $522 million for the third quarter of 2006, an increase of 4.4%. The increase was driven by favorable coated paper sales volume, partially offset by a decrease in average coated paper prices and a decrease in sales of uncoated paper and market pulp. Coated paper sales volumes increased from 528,000 tons in the third quarter of 2006 to 576,000 tons in the third quarter of 2007. Average coated paper prices decreased from $907 per ton in the third quarter of 2006 to $884 per ton in the third quarter of 2007 as we continued to experience the negative effects of low-priced imports of coated freesheet paper from China, Indonesia and South Korea.

We believe that announced industry capacity closures in North America and improved seasonal demand compared to 2006 may help us realize recently announced price increases. We expect that these effects will be partially offset by continued low-priced Asian imports, as we believe some Asian producers may be trying to circumvent the antidumping and countervailing duties imposed on coated freesheet paper imports from China, Indonesia and South Korea, for example, by increasing imports of paper labeled as coated groundwood paper, which are not subject to these duties. We believe that business drivers such as continuing capacity rationalization, lower Canadian and European imports resulting from the strengthening of the Canadian dollar and Euro relative to the U.S. dollar, gross domestic product (“GDP”) growth, and continued advertising spending remain favorable to us. We did not take any market-related downtime for coated paper in the third quarter of 2007 or 2006. We will consider the need for downtime from time to time based on market conditions.

Cost of sales for the third quarter of 2007 was $470 million compared to $466 million for the third quarter of 2006. Gross margin for the third quarter of 2007 increased to 13.8% compared to 10.8% for the third quarter of 2006. The lower gross margin in 2006 was primarily driven by higher maintenance expense primarily attributable to the planned maintenance shutdown which took place at our Escanaba operations during the third quarter of 2006. Energy costs in the third quarter of 2007 decreased slightly from the third quarter of 2006, partially offset by an increase in our chemical usage. Over time, increases in the price of crude oil increase our direct energy costs and indirect costs, such as costs for transportation and petroleum-based chemicals. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Maintenance expense at our mills totaled $44 million and $50 million in the third quarter of 2007 and 2006. In conjunction with our annual maintenance shutdowns, we also had incidental incremental costs for the third quarter of 2007 and 2006 of $5 million and $13 million that were primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise have been produced as part of normal operations of our mills. The $6 decrease in maintenance expense and $8 million decrease in incidental incremental costs was primarily attributed to the planned shutdown at our Escanaba operations during the third quarter of 2006 for improvements to one of our paper machines, investment in certain coating equipment and other maintenance-related items. Maintenance expense will be higher in the fourth quarter of 2007 compared to the third quarter of 2007 due primarily to a planned maintenance outage at our Wickliffe mill.

Selling, general and administrative expenses increased to $27 million for the third quarter of 2007 from $21 million for the third quarter of 2006, primarily as a result of higher costs for legal services and employee benefits. As a percentage of net sales, selling, general and administrative expenses increased to 5.1% in the third quarter of 2007 compared to 4.0% in the third quarter of 2006.

Interest expense for the third quarter of 2007 was $38 million compared to $39 million for the third quarter of 2006. Interest expense for the third quarter of 2007 for NewPage was $32 million compared to $34 million for the third quarter of 2006. The slight decrease was primarily a result of lower outstanding debt balances and a reduction in the interest rate spread on our term loan after the amendment in January 2007.

The income tax expense (benefit) for the third quarter of 2007 and 2006 was $(1) and $1 million. We have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 million reduction in deferred tax assets and a corresponding decrease in the valuation allowance. The implementation had no effect on the accumulated deficit as of January 1, 2007.

Net income (loss) was $11 million in the third quarter of 2007 compared to net income (loss) of $(4) million in the third quarter of 2006. Significant items in 2006 included $8 million of maintenance costs and $12 million of incidental incremental costs primarily attributable to the planned maintenance shutdown which took place at our Escanaba operations for improvements to one of our paper machines, certain coating equipment and other maintenance-related items.

EBITDA was $79 million and $70 million for the third quarter of 2007 and 2006. Significant items in 2006 included an unrealized non-cash loss of $2 million for the basket option contract. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

First Three Quarters 2007 Compared to First Three Quarters 2006

Net sales for the first three quarters of 2007 were $1,516 million compared to $1,519 million for the first three quarters of 2006. The decrease was driven by lower average coated paper prices offset by an increase in coated papers sales volume and favorable prices for pulp and uncoated paper. Average coated paper prices decreased from $896 per ton in the first three quarters of 2006 to $878 per ton in the first three quarters of 2007 as we continued to experience the negative effects of low-priced imports of coated freesheet paper from China, Indonesia and South Korea. Coated paper sales volume increased from 1,590,000 tons in the first three quarters of 2006 to 1,601,000 tons in the first three quarters of 2007. We took 27,000 tons of market-related downtime for coated paper during the first three quarters of 2007. We did not take any market-related downtime for coated paper during the first three quarters of 2006.

Cost of sales for the first three quarters of 2007 was $1,347 million compared to $1,349 million for the first three quarters of 2006. Gross margin for the first three quarters of 2007 was essentially flat at 11.1% compared to 11.2% for the first three quarters of 2006. Gross margin was affected by lower average coated paper prices offset by lower maintenance expenses, primarily attributable to the planned maintenance shutdown which took place at our Escanaba operations during the third quarter of 2006. Energy costs in the first three quarters of 2007 increased slightly over the first three quarters of 2006 offset by a slight decrease in our chemical usage.

Maintenance expense at our mills totaled $124 million and $129 million in the first three quarters of 2007 and 2006. In conjunction with our annual maintenance shutdowns, we also had incidental incremental costs for the first three quarters of 2007 and 2006 of $6 million and $16 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills. Maintenance expense and related incremental costs for the first three quarters of 2006 include $8 million in maintenance expense and $12 million in incremental costs primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines, investment in certain coating equipment and other maintenance-related items during the third quarter.

Selling, general and administrative expenses were $79 million for the first three quarters of 2007 compared to $81 million for the first three quarters of 2006. During the first three quarters of 2007, NewPage Holding expensed $3 million of costs for activities related to the proposed initial public offering of its common stock. Included in SG&A for the first three quarters of 2006 were equity award expense recognized for our former chief executive officer of $6 million and transitional costs of $8 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. After considering the above items, remaining SG&A costs were higher in 2007 primarily as a result of higher costs for legal fees related to the antidumping and countervailing duties petitions. As a percentage of net sales, selling, general and administrative expenses decreased in the first three quarters of 2007 to 5.2% from 5.4% in the first three quarters of 2006. Selling, general and administrative expenses for NewPage declined to $76 million for the first three quarters of 2007 compared to $81 million for the first three quarters of 2006 primarily as a result of the transitional costs and equity award expense in 2006 and the higher legal fees in 2007, as explained above.

Interest expense for the first three quarters of 2007 was $113 million compared to $125 million for the first three quarters of 2006. Interest expense for the first three quarters of 2007 for NewPage was $97 million compared to $111 million for the first three quarters of 2006. The decrease was primarily a result of lower outstanding debt balances and a reduction in the interest rate spread on our term loan after the amendment in January 2007.

Other (income) expense for the first three quarters of 2006 primarily consists of a gain of $66 million on the sale of two hydroelectric generating facilities and an unrealized non-cash loss of $47 million on our basket option contract.

The income tax expense (benefit) for the first three quarters of 2007 and 2006 was $(2) million and $1 million. We have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 million reduction in deferred tax assets and a corresponding decrease in the valuation allowance. As of January 1, 2007 the implementation had no effect on the beginning balance of accumulated deficit.

Net income (loss) was $(21) million in the first three quarters of 2007 compared to net income (loss) of $(27) million in the first three quarters of 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $47 million of unrealized non-cash losses on the basket option contract and $20 million of maintenance and incidental incremental costs primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines, certain coated equipment and other maintenance-related items.

EBITDA was $188 million and $206 million for the first three quarters of 2007 and 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $47 million of unrealized non-cash losses on the basket option contract, equity award expense recognized for our former chief executive officer of $6 million, $8 million of transition costs and $18 million of non-cash charges and sale-related costs included in loss from discontinued operations. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

Carbonless Paper Business

Effective April 1, 2006, we sold our carbonless paper business to P. H. Glatfelter Company for a cash sales price of $84. In the first quarter ended March 31, 2006, we began reporting the former carbonless paper business as a discontinued operation.

Net sales for our former carbonless paper segment were $106 million in the first quarter of 2006. Included in the loss from discontinued operations for the first three quarters ended September 30, 2006 is $18 million of charges related to the sale of the business, including curtailment and settlement costs related to employee benefit plans.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

	NewPage Holding
	Third Quarter Ended Sept. 30, 2007	Third Quarter Ended Sept. 30, 2006	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2006
Net income (loss)	$11	$(4)	$(21)	$(27)
Interest expense	38	39	113	125
Income taxes (benefit)	(1)	1	(2)	1
Depreciation and amortization	31	34	98	107

EBITDA	$79	$70	$188	$206

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

Liquidity and Capital Resources

Cash generated from operating activities and availability under our revolving senior secured credit facility are our principal sources of liquidity. As of September 30, 2007, we had available cash on hand of $66 million. In addition, there were no outstanding borrowings under the revolving senior secured credit facility and, based on availability under the borrowing base as of that date, we had $207 million of borrowing availability under the revolving senior secured credit facility (after taking into account $42 million of outstanding letters of credit). Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for our current ongoing operations for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We have arranged committed financing for the acquisition of SENA. Concurrently with the closing of the acquisition of SENA, we expect to enter into a new senior secured term loan credit facility and a new senior secured revolving credit facility, which will be used to partially finance the acquisition and to refinance our existing credit facility.

We are highly leveraged, with aggregate indebtedness at September 30, 2007 of $1,426 million, which includes $1,270 million at NewPage. Beginning in 2010, our current debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance our borrowings prior to their maturity and/or repay portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets.

Our current senior secured credit facilities include a remaining balance at September 30, 2007 of $500 million on our term loan, maturing in 2011, and up to $250 million in available revolving loan borrowings maturing in 2010. Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of September 30, 2007, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2007:

	Required	Actual
Maximum Leverage Ratio	5.00	4.77
Maximum Senior Leverage Ratio	2.25	1.88
Minimum Interest Coverage Ratio	2.00	2.13
Minimum Fixed Charge Coverage Ratio	1.00	1.59

Capital expenditures were $58 million and $63 million for the three quarters ended September 30, 2007 and 2006.

Our ability to operate our business and service our debt requirements will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates. As of September 30, 2007 and December 31, 2006, $881 million and $889 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities, our floating-rate senior secured notes due 2012 and the NewPage Holding PIK notes. The potential increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at September 30, 2007 would be $9 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at September 30, 2007, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $4 million.

Commodity Price Risk

As of May 2, 2005, we purchased a commodity basket option contract for a premium of $72 million. This contract is a basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currency. The contract was designed to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. As we account for this contract at fair value with changes recorded as other income (expense), we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of zero at September 30, 2007 and December 31, 2006.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended September 30, 2007. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Our Annual Report on Form 10-K for the year ended December 31, 2006 included a discussion of petitions we filed with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of coated freesheet paper in China, Indonesia and South Korea are illegally dumping their products in the United States and that these manufacturers have been illegally subsidized by their governments. On October 18, 2007, the U.S. Department of Commerce issued final determinations in these cases that resulted in antidumping and countervailing duties against various producers in these countries, confirming similar preliminary determinations earlier in the year. The U.S. International Trade Commission is expected to issue shortly a final determination of whether to confirm its preliminary finding that injury to the domestic industry has occurred. If the preliminary injury determination is confirmed, the duties imposed by the Department of Commerce will become final. Imports of coated groundwood paper are not subject to these duties.

ITEM 1A.	RISK FACTORS.

The acquisition of SENA is subject to certain conditions to closing that, if not satisfied or waived, will result in the acquisition not being completed.

The acquisition of SENA is subject to customary conditions to closing, as set forth in the acquisition agreement. The conditions include, among others, the receipt of required regulatory approvals. The completion of the acquisition will also depend on our ability to secure financing on acceptable terms. If any of the conditions to the acquisition is not satisfied or, if a waiver is not obtained, or if we are not able to secure financing on acceptable terms, then the acquisition will not be completed.

Under circumstances specified in the acquisition agreement, we or Stora Enso Oyj may terminate the acquisition agreement. As a result, we cannot assure you that we will complete the acquisition or that we will complete it without effecting some divestitures or other changes to our respective business, assets or operations. We will also be obligated to pay certain investment banking, financing, legal and accounting fees in connection with the acquisition, whether or not the acquisition is completed. Moreover, we may be required to pay a termination fee to Stora Enso Oyj in connection with the termination of the acquisition agreement of $180 million if U.S. antitrust approval is not obtained in specified certain circumstances or $50 million if we fail to obtain the required financing in certain specified circumstances.

Item 6.	EXHIBITS

Exhibit Number	Description
10.1	Stock Purchase Agreement by and among Stora Enso Oyj, Stora Enso North America, Inc. and NewPage Holding Corporation, dated as of September 20, 2007

10.2	Separation Letter Agreement dated July 27, 2007, by and between NewPage Corporation and Charles J. Aardema

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Jason W. Bixby	By:	/s/ Jason W. Bixby
	Jason W. Bixby		Jason W. Bixby
	Vice President and Chief Financial Officer		Vice President and Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)

Date:	November 8, 2007	Date:	November 8, 2007