Form 10-K
period 2007-12-31
NewPage Holding CORP; NewPage CORP
filed 2008-03-25
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2007

8540 Gander Creek Drive

Miamisburg, Ohio 45342

877.855.7243

Commission File Number	Registrant	IRS Employer Identification Number	State of Incorporation
001-32956	NEWPAGE HOLDING CORPORATION	05-0616158	Delaware
333-125952	NEWPAGE CORPORATION	05-0616156	Delaware

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

NewPage Holding Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐

NewPage Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

NewPage Holding Corporation	Yes ☐	No ☒
NewPage Corporation	Yes ☐	No ☒

The aggregate market value of NewPage Holding Corporation and NewPage Corporation common stock held by non-affiliates were each $0 as of June 30, 2007.

The number of shares of each Registrant’s Common Stock, par value $0.01 per share, as of March 14, 2008:

NewPage Holding Corporation	10
NewPage Corporation	100

This Form 10-K is a combined annual report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE—None

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries, including our predecessor. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense and income tax effect. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage. References to “SENA” are to Stora Enso North America, Inc., which we acquired from Stora Enso Oyj on December 21, 2007 (the “Acquisition”). Following the Acquisition, SENA changed its name to NewPage Consolidated Papers Inc., or NPCP. References to both SENA and NPCP are to the acquired business.

Our address is 8540 Gander Creek Drive, Miamisburg, Ohio 45342, and our telephone number is 877.855.7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our ability to realize the anticipated benefits of the acquisition of SENA, including anticipated synergies;

•	our substantial level of indebtedness;

•	changes in the supply of, demand for, or prices of our products;

•	the activities of competitors, including those that may be engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	general economic and business conditions in the United States and Canada and elsewhere;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance; and

•	the other factors described under “Risk Factors.”

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

INDUSTRY DATA

Information in this annual report concerning the paper and forest products industry and our relative position in the industry is based on independent industry analyses, management estimates and competitor announcements.

PART I

ITEM 1.	BUSINESS

General

We believe we are the largest printing paper manufacturer in North America, based on production capacity. For the year ended December 31, 2007, we had pro forma net sales of $4.5 billion. Our broad portfolio of paper products includes coated freesheet, coated groundwood, supercalendered, newsprint and specialty paper. Coated paper is used primarily in media and marketing applications. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as corporate annual reports, high-end advertising brochures, direct mail advertising, coated labels and magazine covers. Our second largest product category is coated groundwood paper, which is used primarily for catalogs, magazines, inserts and textbooks. We have long-standing relationships with many leading publishers, commercial printers, specialty retail merchandisers and paper merchants.

We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Nova Scotia, and Wisconsin which, together with our distribution centers, are strategically located near major print markets, such as New York, Chicago, Minneapolis and Atlanta. These mills have a total annual production capacity of approximately 5.5 million short tons of paper, including approximately 4.3 million short tons of coated paper, approximately 920,000 short tons of uncoated paper and approximately 300,000 short tons of specialty paper, as well as approximately 3.2 million short tons of pulp, most of which is used internally in the production of paper.

The SENA Acquisition and Related Transactions

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of SENA from Stora Enso Oyj (“SEO”). The Acquisition significantly expanded our production capacity and product line.

In connection with the closing of the Acquisition:

•	NewPage acquired all of the issued and outstanding common stock of SENA and, in exchange, SEO received:

•	$1,516 million in cash (subject to final working capital adjustments);

•

shares of common stock representing 19.9% of the outstanding common stock of NewPage Group Inc. (“NewPage Group”) at the closing of the Acquisition (not taking into account any potential dilution from equity awards issued to management from and after closing pursuant to a new management incentive plan); and

•

senior unsecured notes issued by NewPage Group in the aggregate principal amount of $200 million, which we refer to as the “NewPage Group PIK Notes,” on the terms described in “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions —SEO Arrangements.”

•

NewPage entered into senior secured credit facilities consisting of (a) $1,600 million under a senior secured term loan facility and (b) $500 million under a senior secured revolving credit facility and applied the proceeds from the term loan to finance a portion of the Acquisition, repay our prior senior secured credit facilities and pay related expenses;

•	NewPage repaid $450 million of term debt outstanding under its credit facility in place immediately prior to consummation of the Acquisition; and

•	NewPage issued $456 million of 10% senior secured notes due 2012.

Prior to the closing of the Acquisition, we engaged in a pre-closing reorganization:

•

Escanaba Timber LLC, or Escanaba Timber, which was previously the immediate parent entity of NewPage Holding, contributed all of the then outstanding shares of capital stock of NewPage Holding to NewPage Group in exchange for shares of common stock of NewPage Group;

•	Escanaba Timber distributed to Maple Timber Acquisition LLC, or Maple Timber, Escanaba Timber’s immediate parent entity, all of the then outstanding shares of capital stock of NewPage Group; and

•	Maple Timber distributed all of the then outstanding shares of capital stock of NewPage Group to the members of Maple Timber.

As a result of this pre-closing reorganization, NewPage Group became the direct parent entity of NewPage Holding (and consequently the indirect parent of NewPage) and Cerberus Capital Management, L.P. and its affiliates, or “Cerberus,” and the other equity owners of Maple Timber were the sole shareholders of NewPage Group prior to the closing of the Acquisition.

Organization

The following chart shows our organizational structure and ownership as of March 14, 2008. Except as indicated below, each entity in the chart owns 100% of the equity interests of the entity appearing immediately below it.

(1)	Excludes NewPage Group common stock that may be issued upon exercise of options outstanding or that may be granted under the NewPage Group Equity Incentive Plan.

Industry Overview and Competition

The North American printing paper industry is a highly competitive commodity market and paper prices are cyclical. We compete based on a number of factors, including price, product availability, quality, breadth of product offerings, customer service and distribution capabilities. When coated paper manufacturers announce price increases, they generally take effect over time. Whether a price increase is successful depends on supply, demand and other competitive factors in the marketplace.

Printing paper demand is primarily driven by advertising spending and print media usage, which tend to rise when gross domestic product, or GDP, in the United States is robust and typically decline in a sluggish economy. North American customers purchased approximately 13 million short tons of coated paper in 2007.

North American coated paper supply is determined by both North American coated paper production and imports from sources outside North America, principally Europe and Asia. The volume of coated paper imports from Europe and Asia is a function of (i) worldwide supply and demand for coated paper, (ii) the exchange rate of the U.S. dollar relative to other currencies, (iii) market prices in North America and other geographic locations, and (iv) the cost of ocean-going freight. Coated paper imports into the United States and North America have increased as a percent of total coated paper purchases over the last five years. In addition, North American producers, including us, have announced the scheduled shutdown of an aggregate of more than 1.7 million short tons of coated paper capacity over the last two years, primarily as a result of higher costs.

Our primary competitors for coated paper are AbitibiBowater Inc., Sappi Limited, UPM-Kymmene Corporation and Verso Paper, Inc. Our primary competitors for supercalendered paper are AbitibiBowater Inc., Catalyst Paper Corporation and Irving Paper Ltd. Our primary competitor for newsprint is AbitibiBowater Inc.

The competition in the specialty paper category is diverse and highly fragmented, varying by product end use. Our primary competitors for specialty paper products are Appleton Coated LLC, Boise Cascade LLC, Dunn Paper Inc., Fraser Papers Inc., International Paper Company, UPM-Kymmene Corporation and Wausau Paper Corp.

Some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. We also believe that our competitors in China, Indonesia and South Korea are selling their products in our markets at less than fair value and are being subsidized by their governments.

Products

Our portfolio of paper products includes coated freesheet, coated groundwood, supercalendered, newsprint and specialty paper; the latter consisting primarily of paper products used in labels and packaging. We offer the broadest coated paper product selection of any North American paper manufacturer. We also sell uncoated paper and market pulp. Our brands are some of the most recognized brands in the industry. Substantially all of our 2007 sales were within North America and approximately 90% of them were within the United States. Our principal product is coated paper, which represented approximately 92%, 93% and 95% of our net sales for the years ended December 31, 2007 and 2006 and the eight months ended December 31, 2005. On a combined basis, coated paper represented 84% of NewPage and SENA’s 2007 net sales.

Coated Paper

We are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Coated paper has a higher level of smoothness than uncoated paper. Increased smoothness is typically achieved by applying a clay-based coating on the surface of the paper and processing that paper under heat and pressure. As a result, coated paper achieves higher reprographic quality and printability.

Coated paper consists of both coated freesheet and coated groundwood, which generally differ in price and quality. The chemically-treated pulp used in freesheet applications produces brighter and smoother paper than the mechanical pulp used in groundwood papers. Coated freesheet papers comprised 59% of the coated paper we produced in 2007. On a combined basis, coated freesheet papers comprised 57% of the coated paper we and SENA produced in 2007. We produce coated freesheet papers in No. 1, No. 2 and No. 3 grades for higher-end uses such as corporate annual reports and high-end advertising, as well as coated label paper with our C1S (coated one-side) paper line, which is used primarily for label and specialty applications.

Coated groundwood papers, which represented 41% of the coated paper we produced in 2007, are typically lighter and less expensive than our coated freesheet products. On a combined basis, coated groundwood papers comprised 43% of the coated paper we and SENA produced in 2007. We produce coated groundwood papers in No. 3, No. 4 and No. 5 grades for use in applications requiring lighter paper stock such as magazines, catalogs and inserts.

Each of the paper grades that we manufacture are produced in a variety of weights, sizes and finishes that can be gloss, dull or matte. The coating process changes the gloss, ink absorption qualities, texture and opacity of the paper to meet each customer’s performance requirements. Most of the coated paper that we manufacture is shipped in rolls with the rest cut into sheets.

Supercalendered Paper

Supercalendered paper is uncoated paper with pigment filler passed through a supercalendering process in which alternating steel and cotton-covered rolls “iron” the paper, giving it a gloss and smoothness that resembles coated paper. Our supercalendered paper is primarily used for magazines, catalogs, advertisements, inserts and flyers. We produce supercalendered paper in SC-A and SC-A+ grades.

Newsprint Paper

Newsprint paper is uncoated groundwood paper used primarily for printing daily newspapers and other publications. We are a niche supplier of newsprint paper serving the North American and select international markets in the publishing and printing industry for major end-uses such as newspapers and inserts/fliers for retail customers.

Specialty Paper

Specialty paper consists of both coated and uncoated paper designed and produced to meet the specific packaging, printing and labeling needs of customers with diverse and specialized paper needs. Specialty papers consist of two primary product lines: technical paper and packaging papers.

Technical papers consist of face papers, thermal transfer, direct thermal base papers and release liners for use in self-adhesive labels. Packaging papers are designed to protect, transport and identify a wide range of products. Flexible packaging papers are often used as part of a multilayer package construction, in combination with film, foil, extruded coatings, board and other materials. For example, flexible packaging papers are used in pouch, lidding, bag, tobacco packaging and spiral can applications.

Other Products

We also produce uncoated paper and pulp to enhance our manufacturing efficiency by filling unused capacity, such as when we have excess capacity on a paper machine but not on a coater. Uncoated paper does not contain the other types of coatings present on coated paper. It typically is used for business forms and stationery, general printing paper and photocopy paper. We primarily sell uncoated paper to business forms manufacturers and converters.

Manufacturing

We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Nova Scotia and Wisconsin. Ten of these paper mills are at least partially-integrated mills, meaning that they produce paper, pulp and energy. Most of the energy produced at these mills is for internal use. We have a total combined annual production capacity of approximately 5.5 million short tons of paper, including approximately 4.3 million short tons of coated paper, approximately 920,000 short tons of uncoated paper and approximately 300,000 short tons of specialty paper, as well as approximately 3.2 million short tons of pulp. With the exception of our Port Hawkesbury, Nova Scotia, mill, substantially all of our long-lived assets are located within the U.S. The following table lists the paper products produced at each of our mills, as well as each mill’s approximate annual paper capacity, as of December 31, 2007, without taking into account the announced restructuring plans described below:

Mill Location	Products	Paper Capacity (short tons/year)
Biron, Wisconsin	Coated paper	390,000
Duluth, Minnesota	Supercalendered paper	265,000
Escanaba, Michigan	Coated and uncoated paper	770,000
Kimberly, Wisconsin	Coated paper and specialty paper	700,000
Luke, Maryland	Coated paper	550,000
Niagara, Wisconsin	Coated paper	250,000
Port Hawkesbury, Nova Scotia	Supercalendered paper and newsprint	625,000
Rumford, Maine	Coated paper	680,000
Stevens Point, Wisconsin	Specialty paper	160,000
Whiting, Wisconsin	Coated paper	250,000
Wickliffe, Kentucky	Coated and uncoated paper	340,000
Wisconsin Rapids, Wisconsin	Coated paper	520,000

On January 16, 2008, we announced restructuring plans that include the shutdown or idling of four of our less efficient, higher cash cost paper machines. We closed the No. 11 paper machine in Rumford, Maine in February 2008 and plan to shut down the No. 95 paper machine in Kimberly, Wisconsin by the end of

May 2008, the Niagara, Wisconsin paper mill, which includes two paper machines, in the fall of 2008 and the Chillicothe, Ohio converting facility by the end of November 2008. We intend to reallocate production of paper grades across our remaining combined machine base, resulting in the operation of machines in narrower ranges of paper grades around their peak production. We believe the increase in production from our largest, most efficient paper machines will more than offset the decrease in production from the shutdown or idling of these four less efficient paper machines and will be sufficient to meet the needs of our customers. For a further discussion of these plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Anticipated Synergies of the Acquisition and Integration of the SENA Business.”

We also intend to realize cost reductions from improved logistics. Through reallocation of production among our combined mills, we expect to produce more products in greater proximity to customers, lowering freight costs. In addition, we intend to implement best practices across our combined mill system and focus on increasing our overall profitability, rather than independently at each individual mill.

Over $1.4 billion of capital expenditures have been invested in our paper mills since 2000, to build, maintain and update facilities and equipment, enhance product mix, lower costs and meet environmental requirements. Since 2000, over $500 million has been invested in the original NewPage mills, which included rebuilding and updating machines at our Wickliffe mill in 2004, Escanaba and Rumford mills in 2006 and Luke mill in 2007, in each case to maintain a cost advantage over our competitors. These upgrades also included an upgrade of our papermaking technology to support our high-end coated grade lines. Since 2000, SENA had invested approximately $900 million in its business, including several major capital projects involving the rebuilding of paper machines at the Biron, Kimberly, Wisconsin Rapids and Whiting mills.

Over the last several years, we have significantly reduced our costs by consolidating operations and focusing on operational efficiency. We reduced our salaried headcount by approximately 28% and our hourly headcount by approximately 20% from 2002 up until the time of the Acquisition. Since January 2002, we shut down six of our paper machines, closed one paper mill and reduced our maintenance costs by improving our annual maintenance shutdown procedures. From August 2000 up until the time of the Acquisition, SENA reduced salaried headcount by approximately 38% and hourly headcount by approximately 40%. We expect the size of our salaried and hourly headcount to further decline over time as we complete our integration of the two businesses. On January 16, 2008, we announced actions being taken in furtherance of achieving certain synergies relating to the Acquisition, including further headcount reductions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Anticipated Synergies of the Acquisition and Integration of the SENA Business.”

The first step in the production of paper is to produce pulp from wood. Pulp for groundwood and supercalendered paper is produced using a mechanical or thermo-mechanical process. Pulp for freesheet paper is produced by placing wood chips that are mixed with various chemicals into digester “cooking” vessels. The pulp is then washed and bleached. To turn the pulp into paper, it is processed through a paper machine. Hardwood and softwood pulp is blended based on the desired paper characteristics.

To produce coated paper, uncoated paper is put through a coating process. Our mills have both on-machine coaters, which are integrated with the paper machines, and separate off-machine coaters. On-machine coaters generally are considered to be more efficient, while off-machine coaters generally are considered to have more flexibility. After the coating process is complete, the coated paper is slit and wound into rolls to be sold to customers. We also have converting facilities at which we convert some of these rolls into sheets.

Paper machines are large, complex systems that operate more efficiently when operated continuously. Paper machine production and yield decline when a machine is stopped for any reason. Therefore, we organize our manufacturing processes so that our paper machines and most of our paper coaters run almost continuously throughout the year. Some of our paper machines also offer the flexibility to change the type of paper produced on the machine, which allows easier matching of production schedules and seasonal and geographic demand swings.

Paper production is energy intensive. During 2007, we produced approximately 50% of our energy requirements from steam produced during the pulp manufacturing process. On a combined basis, we and SENA produced approximately 40% of our energy requirements from steam produced during the pulp manufacturing process. The energy we purchase from third-party suppliers consists of electricity and fuel, primarily natural gas and coal, some of which is used to generate energy for our operations. We purchase substantial portions of our coal needs under long-term supply contracts, most of which relate to a specific mill and are with a single provider. Most of our contracts have pricing mechanisms that adjust or set prices based on current market prices.

Our wholly-owned subsidiary, Consolidated Water Power Company, or CWPCo, provides energy to our mills in central Wisconsin. CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of other residential, light commercial and light industrial customers.

We also are the general partner and have a 30% investment in Rumford Cogeneration Company L.P., a joint venture created to generate power for us at our Rumford mill and for public sale. We have an option through 2014 to purchase all of our co-investors’ interests in the partnership.

Raw Materials and Suppliers

Pulp and wood fiber are the primary raw materials used in making paper. Pulp is the generic term that describes the cellulose fiber derived from wood. These fibers may be separated by mechanical, thermo-mechanical or chemical processes. The processes we use at our mills to produce pulp for freesheet paper involve removing the glues, which bind the wood fibers, to leave cellulose fibers. Our papermaking operations have historically consumed most of the pulp that we produced, and we have sold our excess hardwood pulp, which we refer to as market pulp, to third parties in the United States and internationally. The former SENA mills have historically been a net purchaser of market pulp. We intend to use substantially all of our excess pulp production internally to reduce the amount of pulp purchased from third parties.

The primary sources of wood fiber are timber and its byproducts, such as wood chips. We are a party to various fiber supply agreements to supply our mills with hardwood, softwood, aspen pulpwood and wood chips. These agreements require the counterparty to sell to the mills, and require the mills to purchase, a designated minimum number of tons of pulpwood and wood chips during the specified terms of the arrangement, which have various expiration dates from December 31, 2008 to December 31, 2053. The annual purchase requirement under these agreements is approximately 3 million tons per year from 2008 to 2009, approximately 2 million tons per year from 2010 to 2015, approximately 1 million tons per year from 2016 to 2020 and approximately 300,000 tons per year from 2021 to 2026. In 2019, all of the agreements terminate with the exception of the agreement with respect to the Rumford mill, which terminates in 2053. For all of the pulpwood agreements, we may purchase a substantial portion of any additional pulpwood harvested by the counterparty during each year. The prices to be paid under these agreements are determined by formulas based upon market prices in the relevant regions and are subject to periodic adjustments based on procedures stipulated in each agreement. The amount of timber we receive under these agreements has varied, and is expected to continue to vary, according to the price and supply of wood fiber for sale on the open market and the harvest levels the timberland owners deem appropriate in the management of the timberlands.

Our Port Hawkesbury, Nova Scotia mill operates a woodlands unit which manages approximately 1,500,000 acres of land leased from the Province of Nova Scotia and 59,000 acres of land we own in Nova Scotia. All wood harvested from the licensed lands must be used in our Port Hawkesbury mill unless otherwise agreed to by the Province of Nova Scotia. The license currently expires in July 2051 and may be terminated by the Province of Nova Scotia if the Port Hawkesbury mill is not operational for a continuous period of two years.

We seek to fulfill substantially all of our wood needs with timber that is harvested by professional loggers trained in certification programs that are designed to promote sustainable forestry. We do not accept wood from old growth forests, forests of exceptional conservation value or rainforests. We do not accept illegally harvested or stolen wood. We have formally notified our outside wood chip suppliers that we expect their wood supply will be produced by trained loggers in compliance with sustainable forestry principles. Our goal is to ensure that sustainable forestry-trained loggers are used to supply essentially all of the wood to our mills. We oppose and, through our participation in the American Forest and Paper Association and other industry organizations, are working to stop illegal logging in the United States and worldwide.

Chemicals used in the production of paper include latex and starch, which are used to affix coatings to paper; calcium carbonate, which brightens paper; titanium, which makes paper opaque; and other chemicals used to bleach or color paper. We purchase these chemicals from various suppliers and are not dependent on a single supplier for any of these chemicals, although some specialty chemicals are available only from a small number of suppliers.

Customers

We have long-standing relationships with leading publishers, paper merchants, commercial printers and specialty retailers, representing a diversified customer base. Our ten largest customers account for approximately half of our pro forma annual net sales for 2007. On a combined basis, our key customers include Condé Nast Publications, Hearst Corporation, The McGraw-Hill Companies, Meredith Corporation, Pearson Education and Time Inc. in publishing; Quad/Graphics, Quebecor World Inc. and R.R. Donnelley & Sons Company, in commercial printing; J.C. Penney Company, Inc., Target Corporation and Williams-Sonoma, Inc. in specialty retailing; and paper merchants Midland Paper Company Inc., PaperlinX Limited, Unisource Worldwide, Inc. and xpedx, a division of International Paper Company. Key customers for specialty paper products include Avery Dennison Corporation and Vacumet Corp.

During 2007, xpedx accounted for 25% of net sales. No other customer accounted for more than 10% of our 2007 net sales. On a combined basis, xpedx accounted for 20% of pro forma net sales and no other customer accounted for more than 10% of 2007 pro forma net sales.

Sales, Marketing and Distribution

We sell our paper products primarily in the United States and Canada, using three sales channels: direct sales, which consist of sales made directly to end-use customers, primarily large companies such as publishers, printers and specialty retail merchandisers; merchant sales, which consist of sales made to paper merchants, who in turn sell to end-use customers; and specialty sales, which consist of sales made to packaging and label manufacturers.

Across the three channels of our sales network, sales professionals are compensated with a salary and bonus plan based on account profitability and individual assignments. As part of our customer service, we seek to provide value-added services to customers. For example, within the merchant channel, we work closely with customers to meet specifications and to utilize joint marketing efforts when appropriate.

We also emphasize technical support as part of our commitment to customers. We seek to enhance efficiency for customers by enabling them to interact with us online, including through order access, planning, customer data exchange and consumption estimation tools.

The locations of our paper mills and distribution centers also provide certain logistical advantages as a result of their close proximity to several major print markets, including New York, Chicago, Minneapolis and Atlanta, which affords us the ability to more quickly and cost-effectively deliver our products to those markets. We have eight major distribution facilities, three located in the Chicago area and the remainder located in Bedford, Roaring Springs and Allentown, Pennsylvania and La Mirada, California. In total, we own two warehouses and lease space in approximately 75 warehouses owned by third parties. Paper merchants also provide warehouse and distributions systems to service the needs of commercial print customers. We use third parties to ship our products by truck and rail. In addition, we utilize integrated tracking systems that track all of our products through the distribution process. Customers can access order tracking information over the internet. Most of our products are delivered directly to printers or converters, regardless of sales channel.

We intend to realize cost reductions from improved logistics. Through reallocation of production among our combined mills, we expect to produce more products in greater proximity to customers, lowering freight costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Anticipated Synergies of the Acquisition and Integration of the SENA Business.”

Information Technology Systems

We use integrated information technology systems that help us manage our product pricing, customer order processing, customer billing, raw material purchasing, inventory management, production controls and shipping management, as well as our human resources management and financial management. Our information technology systems utilize principally third-party software. As part of the reorganization plan associated with the Acquisition, we are in the process of migrating the acquired mills to our existing ERP system and integrating NPCP’s order management, purchasing, inventory and finance information systems with our existing systems.

Intellectual Property

In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades. We hold foreign and domestic patents as a result of our research and product development efforts and also have the right to use certain other patents and inventions in connection with our business. We also own registered trademarks for some of our products. Although, in the aggregate, our patents and trademarks are important to our business, financial condition and results of operations, we believe that the loss of any one or any related group of intellectual property rights would not have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2007, we had approximately 8,500 employees. Approximately 75% of our employees were represented by labor unions, principally by the United Steelworkers, the International Brotherhood

of Electrical Workers, the Communications, Energy and Paperworkers Union of Canada (CEP), the International Association of Machinists and Aerospace Workers and the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada.

Our collective bargaining agreements expire at various times between May 31, 2008 and November 30, 2010, with four collective bargaining agreements covering approximately 1,600 employees expiring before December 31, 2008. One contract with the CEP, covering approximately 50 employees at the woods division of our Port Hawkesbury mill, expired in May 2004 and is currently under renegotiation.

We have not experienced any significant work stoppages or employee-related problems that had a material effect on our operations over the last five years. We consider our employee relations to be good. Our Port Hawkesbury, Nova Scotia, mill was closed from December 2005 until October 2006, before our ownership of the mill, due to a labor dispute. Following the Acquisition, we expect the size of our combined salaried and hourly labor force will decline somewhat as we complete our integration of the two businesses.

Environmental and Other Governmental Regulations

Our operations are subject to federal, state, provincial and local environmental laws and regulations in the United States and Canada, such as the Federal Water Pollution Control Act of 1972, the Federal Clean Air Act, the Federal Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. Among the activities subject to environmental regulation are the emissions of air pollutants; discharges of wastewater and stormwater; generation, use, storage, treatment and disposal of, or exposure to, materials and waste; remediation of soil, surface water and ground water contamination; and liability for damages to natural resources. In addition, we are required to obtain and maintain environmental permits and approvals in connection with our operations. Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for failure to comply with orders and directives requiring that certain measures or actions be taken to address environmental issues.

Certain of these environmental laws, such as CERCLA and analogous state and foreign laws, provide for strict liability, and under certain circumstances joint and several liability, for investigation and remediation of releases of hazardous substances into the environment, including soil and groundwater. These laws may apply to properties presently or formerly owned or operated by or presently or formerly under the charge, management or control of an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. Under these environmental laws, a current or previous owner or operator of real property or a party formerly or previously in charge, management or control of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources.

We handle and dispose of wastes arising from our mill operations, including by the operation of a number of landfills. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of these mills, landfills, or at another location where we have disposed of, or arranged for the disposal of, waste. While we believe, based upon current information, that we are in substantial compliance with applicable environmental laws and regulations, we could be subject to potentially significant fines or penalties for failing to comply with environmental laws and regulations. Each of MeadWestvaco and SEO have agreed to indemnify us for certain environmental liabilities at the properties acquired from them, subject to certain limitations. We agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations.

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. We incurred capital expenditures of $18 million in 2007, and we expect to incur capital expenditures of approximately $2 million in each of 2008 and 2009 in order to maintain compliance with applicable environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require significant capital expenditures over time as environmental laws or regulations, or interpretation thereof, change or the nature of our operations require us to make significant additional capital expenditures.

Our operations also are subject to a variety of worker safety laws in the United States and Canada. The Occupational Safety and Health Act, U.S. Department of Labor Occupational Safety and Health Administration regulations and analogous state and provincial laws and regulations mandate general requirements for safe workplaces for all employees. We believe that we are operating in material compliance with applicable employee health and safety laws.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.newpagecorp.com, as soon as is reasonably practicable after they are filed electronically with the SEC. We will also provide a free copy of any of our filed documents upon written request to: General Counsel, NewPage Corporation, 8540 Gander Creek Drive, Miamisburg, Ohio 45342.

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

We have substantial indebtedness. As of December 31, 2007, we had $3,148 million of total indebtedness (excluding $74 million in outstanding letters of credit). Total indebtedness for NewPage Corporation was $2,977 million at December 31, 2007. As of December 31, 2007, our revolving senior secured credit facility also permitted additional borrowings of up to a maximum of $500 million.

Our substantial indebtedness could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, which reduces the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•

our ability to capitalize on business opportunities and to react to competitive pressures and changes in our industry as compared to our competitors may be compromised due to our high level of indebtedness; and

•	our ability to refinance our indebtedness may be limited.

In addition, we cannot assure you that we will be able to refinance any of our debt or that we will be able to refinance on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; or

•	negotiations with our lenders to restructure the applicable debt.

Our debt instruments may restrict, or market or business conditions may limit, our ability to use some of our options.

Despite our current indebtedness level, we may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We may incur additional indebtedness in the future. The terms of our debt agreements permit us to incur substantial additional indebtedness in the future. If we incur additional indebtedness, the related risks that we now face could intensify.

A substantial portion of our debt bears interest at variable rates. If market interest rates increase, it could adversely affect our cash flow or compliance with our debt covenants.

As of December 31, 2007, $1,996 million of our debt consisted of borrowings that bear interest at variable rates. Variable-rate indebtedness at NewPage Corporation was $1,825 million at December 31, 2007. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and compliance with our debt covenants. As of December 31, 2007, weighted average interest rates were 8.7% on borrowings under the NewPage senior secured term loan due 2014, 11.2% on the NewPage floating rate senior secured notes due 2012 and 11.8% on the NewPage Holding floating rate senior unsecured PIK Notes due 2013 (the “NewPage Holding PIK Notes”). Each one-eighth percentage-point change in LIBOR would result in a $2.0 million change in annual interest expense on the NewPage senior secured term loan, a $0.3 million change in annual interest expense on the NewPage floating rate notes due in 2012, a $0.2 million change in annual interest expense on the NewPage Holding PIK Notes, and, assuming the entire revolving loan were drawn, a $0.6 million change in interest expense on the revolving loan, in each case, without taking into account any interest rate derivative agreements. While we may enter into agreements limiting our exposure to higher market interest rates, these agreements may not offer complete protection from this risk.

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

During 2007, we expended approximately $202 million, (without giving effect to the repayment of $450 million under our pre-Acquisition credit facility at the closing of the Acquisition) to service our indebtedness as compared to approximately $409 million during 2006. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to refinance on commercially reasonable terms, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms it could significantly adversely affect our financial condition, the value of the outstanding debt and our ability to make any required cash payments under our indebtedness.

Our senior secured credit facilities are secured by substantially all of our assets and our notes rank junior in right of payment to indebtedness under our senior secured credit facilities to the extent of the collateral securing the senior secured credit facilities.

NewPage Holding and most of the subsidiaries of NewPage are guarantors of NewPage’s senior secured credit facilities. The guarantees are secured by collateral comprising substantially all of our assets. Holders of secured debt have claims that are prior to those of other debt holders up to the value of the assets. On December 31, 2007, there was $1,600 million of senior secured indebtedness outstanding under the senior secured credit facilities (excluding $74 million in outstanding letters of credit). The senior secured credit facilities permit additional borrowings of up to a maximum of $500 million under the revolving portion of the facility. If our secured creditors, including lenders under our senior secured credit facilities, exercise their rights with respect to their collateral, the secured creditors would be entitled to be repaid in full from the proceeds of those assets before those proceeds would be available for distribution to other creditors. If our assets are distributed or paid in a foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured debt will have prior claim to our assets that constitute their collateral. If any of the foregoing events occur, we cannot assure you that there will be sufficient assets to pay amounts due on more junior borrowings.

All operations are conducted through NewPage and its subsidiaries, none of which have guaranteed the NewPage Holding PIK Notes.

All of our operations are conducted through NewPage and its subsidiaries. The NewPage Holding PIK Notes are not guaranteed by NewPage or any of its subsidiaries, and are effectively subordinated to all of our subsidiaries’ current and future indebtedness, including our borrowings under NewPage’s senior secured credit facilities and its other indebtedness. As a result, in the event of the bankruptcy, liquidation or dissolution of NewPage or any subsidiary, the assets of the applicable subsidiary would be available to pay obligations under the NewPage Holding PIK Notes only after all payments had been made on the indebtedness of the applicable subsidiary. Sufficient assets may not remain after all of these payments have been made to make any payments on the NewPage Holding PIK Notes and our other obligations. On December 31, 2007, the $171 million of NewPage Holding PIK Notes were effectively subordinated to $2,977 million of indebtedness of NewPage and its subsidiaries (excluding $74 million in outstanding letters of credit), and up to a maximum of $500 million of additional availability under NewPage’s revolving senior secured credit facility. NewPage and its subsidiaries are permitted to incur substantial additional indebtedness in the future under the terms of the indentures governing our existing indebtedness.

Our debt instruments impose significant operating and financial restrictions on us.

The indentures and other agreements governing our notes and our debt instruments impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that these waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to us. In addition, the holders of our notes will have no control over any waivers or amendments with respect to any debt outstanding other than the notes. Therefore, we cannot assure you that even if the holders of the notes agree to waive or amend the covenants contained in the indenture, the holders of our other debt will agree to do the same with respect to their debt instruments.

A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements, including our inability to comply with the required financial covenants in our senior secured credit facilities, could result in an event of default under those agreements. Our default could allow the lenders under our financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding under our financing arrangements to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds. If the lenders require immediate repayments, we will not be able to repay them or the other holders of our debt.

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

A substantial portion of the voting power of our equity is held indirectly by affiliates of Cerberus. Accordingly, Cerberus indirectly controls the power to elect our directors and officers, to appoint new management and to approve all actions requiring the approval of the holders of our equity (subject to certain specified consent rights of SEO under the security holders agreement between NewPage Group and SEO), including adopting amendments to our constituent documents and approving mergers, acquisitions or sales of all or substantially all of our assets. The directors have the authority, subject to the terms of our debt, to issue additional indebtedness or equity, implement equity repurchase programs, declare dividends and make other such decisions about our equity.

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

We may not realize the anticipated benefits of the Acquisition.

We completed the Acquisition on December 21, 2007. Although we expect to realize strategic, operational and financial benefits as a result of the Acquisition, we cannot predict whether and to what extent these benefits will be achieved. Successful integration of NewPage and NPCP will depend on management’s ability to manage the combined operations effectively and to benefit from cost savings and operating efficiencies. There are significant challenges to integrating the NPCP operations into our business, including:

•	integrating the senior management and key personnel of NewPage and NPCP;

•	potential disruptions of both companies’ businesses caused by the Acquisition;

•	successfully managing the operations, manufacturing facilities and supply chain of NPCP and integrating them with our existing business;

•	maintaining the customer base for NewPage and NPCP products;

•	the diversion of management’s and other’s attention;

•	maintaining effective internal control procedures for the combined company; and

•	integrating management information, inventory, accounting and sales systems of NewPage and NPCP.

In addition, the Acquisition created a significantly larger combined company, which may increase the challenge of integrating the NPCP operations into our business.

If we are not able to successfully integrate the NPCP business, the anticipated synergies and cost savings may not be achieved. In addition, our failure to successfully integrate and operate the NPCP business, and to realize the anticipated benefits of the Acquisition, could adversely affect our operating performance and financial results.

Even if we are able to successfully integrate the business of NPCP into our operations, we may not realize the anticipated synergies of the Acquisition on the timetable currently contemplated, or at all.

We expect to generate annualized synergies as a result of the Acquisition of approximately $265 million within 18 months following completion of the Acquisition. We cannot assure you that these synergies will be achieved on the timetable contemplated and in the amounts expected, or at all. In connection with achieving these synergies, we expect to make capital expenditures of approximately $60 million in 2008. We also expect to incur expenses and restructuring charges in 2008 and to a lesser extent in 2009 of up to approximately $55 million in the aggregate relating to severance and early retirement benefits, costs of relocating employees and assets and costs of integrating the two businesses, including investments in information systems. In addition, up to approximately $45 million in the aggregate, which relates to cash payments that we expect to make in 2008 and to a lesser extent in 2009 in connection with severance and early retirement benefits of NPCP employees, costs of relocating employees and assets of NPCP and contract termination costs, expected to be recorded as a liability in the initial purchase price allocation.

Achieving the expected synergies, as well as the costs of achieving them, is subject to a number of uncertainties, including our ability to negotiate lower raw material prices from suppliers and transportation providers, to make necessary investments in information systems and equipment to rebalance production in a timely and cost efficient manner and to avoid unexpected downtime resulting from changing production on machines or at mills. If we encounter difficulties in achieving the expected synergies, incur significantly greater costs related to these synergies than we anticipate or activities related to these synergies have unintended consequences, our business, financial condition and results of operations could be adversely affected.

We have limited ability to pass through increases in our costs. Increases in our costs or decreases in our paper prices could adversely affect our business, financial condition and results of operations.

Our earnings are sensitive to changes in the prices of our paper products. Fluctuations in paper prices, and coated paper prices in particular, historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•

Market prices for paper products are a function of supply and demand, factors over which we have limited control. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3 coated paper, 60 lb. weight, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $950 per ton to a low of $705 per ton. Market prices of grade No. 4 coated paper, 50 lb. weight, which is an industry benchmark for coated groundwood paper pricing, and grade SC-A, 35 lb. weight, which is an industry benchmark for supercalendered paper pricing, have generally followed a similar trend. Because market conditions determine the price for our paper products, the price for our products could fall below our production costs.

•

Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in our costs to our customers absent increases in the market price. Thus, even though our costs may increase, our customers may not accept price increases for our products, or the prices for our products may decline.

•

Paper manufacturing is highly capital-intensive and a large portion of our and our competitors’ operating costs are fixed. Additionally, paper machines are large, complex systems that operate more efficiently when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs.

Our ability to achieve acceptable margins is, therefore, principally dependent on managing our cost structure and managing changes in raw materials prices, which represent a large component of our operating costs and fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, or both, it could have a material adverse effect on our business, financial condition and results of operations. For a further discussion of the variability of our paper prices and our costs and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Factors That Affect Our Operating Results.”

Over the last five years, the U.S. dollar has decreased significantly in value relative to the Canadian dollar. Most of the raw material, labor and other cost of sales at our Port Hawkesbury mill are denominated in Canadian dollars. Because North American sales prices for the products produced at Port Hawkesbury are determined primarily by the U.S. dollar price per ton charged by U.S. producers, the weaker U.S. dollar has impaired the ability of the Port Hawkesbury mill to profitably compete in the U.S. market.

The paper industry is cyclical. Fluctuations in supply and demand for our products could materially adversely affect our business, financial condition and results of operations.

The paper industry is a commodity market and is subject to cyclical market pressures. North American demand for printing paper products tends to decline during a weak U.S. economy. Accordingly, deteriorating general economic conditions may have a material adverse effect on the demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. In particular, the demand for coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. In addition, currency fluctuations can have a significant effect on the supply of printing paper products in North America. If the U.S. dollar strengthens, imports may increase, which, in turn, would cause the supply of paper products available in the North American market to increase. An increased supply of paper in North America could put downward pressure on prices and cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

The markets in which we operate are highly competitive and imports could materially adversely affect our business, financial condition and results of operations.

Our business is highly competitive. Competition is based largely on price. We compete with numerous North American paper manufacturers. We also face competition from foreign producers, some of which we believe are lower cost producers than we are. Foreign overcapacity could result in an increase in the supply of paper products available in the North American market. Asian producers, in particular, have significantly increased imports to the U.S. in recent years, and we believe that producers in China, Indonesia and South Korea are selling in our markets at less than fair value and are being subsidized by their governments. We filed petitions seeking antidumping and countervailing duties on imports of coated freesheet paper from China, Indonesia and South Korea. The U.S. International Trade Commission determined that no material injury to the domestic industry has occurred and, as a result of that determination, no antidumping and countervailing duties will be imposed on imports of coated freesheet paper from these countries.

Our non-U.S. competitors may develop a competitive advantage over us and other U.S. producers if the U.S. dollar strengthens in comparison to the home currency of those competitors, if the home currency of those competitors (particularly in China) is maintained by their governments at a low value compared to the U.S. dollar, if those competitors receive governmental subsidies or incentives or if ocean shipping rates decrease. If the U.S. dollar strengthens, if foreign currencies are maintained at low values, if shipping rates decrease, if foreign producers receive governmental subsidies or incentives or if overseas supply exceeds demand, imports may increase, which, in turn, would cause the supply of paper products available in the North American market to increase. An increased supply of paper could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the following factors will affect our ability to compete:

•	product availability;

•	the quality of our products;

•	our breadth of product offerings;

•	our ability to maintain plant efficiencies and high operating rates and thus lower our average manufacturing costs per ton;

•	our ability to provide customer service that meets customer requirements and our ability to distribute our products on time;

•	costs to comply with environmental laws and regulations;

•	our ability to produce products that meet customer requirements for the use of sustainable forestry principles, recycled content and environmentally friendly energy sources; and

•	the availability or cost of chemicals, wood, energy and other raw materials and labor.

Furthermore, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.

If we are unable to obtain raw materials, including petroleum-based chemicals, at favorable prices, or at all, it could adversely affect our business, financial condition and results of operations.

We have no significant timber holdings in the United States and purchase wood, chemicals and other raw materials from third parties. We may experience shortages of raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for many chemicals, especially petroleum-based chemicals, have increased over the last few years. Chemical prices have historically been and are expected to continue to be volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage, ration the amount of chemicals available to us or we may not be able to obtain the chemicals we need at favorable prices, if at all. Certain specialty chemicals that we purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain these chemicals at favorable prices, if at all. In addition, wood prices are dictated largely by demand. Wood supply is sometimes limited by fire, insect infestation, disease, ice and wind storms, floods or other weather conditions. Chemical suppliers may be adversely affected by, among other things, hurricanes and other natural disasters. Any disruption in the supply of chemicals, wood or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. As we have limited ability to pass through increases in our costs to our customers absent increases in market prices for our products, material increases in the cost of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

We are involved in continuous manufacturing processes with a high degree of fixed costs. Any interruption in the operations of our manufacturing facilities may affect our operating performance.

We seek to run our paper machines and pulp mills on a nearly continuous basis for maximum efficiency. Any unplanned plant downtime at any of our paper mills results in unabsorbed fixed costs that negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, many of the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, tornadoes, forest fires and flooding. These natural disasters could disrupt the operation of our mills, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products or periods of rising costs, we may need to schedule market-related downtime, which could have a material adverse effect on our financial condition and results of operations.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws and regulations, as well as to enhance the efficiency of our operations. We expect to spend approximately $235 million and $165 million on capital expenditures during 2008 and 2009. Capital expenditures in 2008 are expected to include approximately $60 million for integration-related capital expenditures, $50 million for maintenance capital expenditures and $2 million for environmental capital expenditures and the remainder primarily for improvements in machinery and equipment efficiency or cost-effectiveness. We anticipate that our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for the foreseeable future. However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all. If we cannot maintain or upgrade our facilities and equipment as we require or to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

Rising energy or chemical prices or supply shortages could adversely affect our business, financial condition and results of operations.

Although a significant portion of our energy requirements is satisfied by steam produced as a byproduct of our manufacturing process, we purchase natural gas, coal and electricity to run our mills. Energy costs increased during 2007 and early 2008 and are expected to remain volatile for the foreseeable future. In addition, energy suppliers and chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages, ration the amount of energy or chemicals available to us and we may not be able to obtain the energy or chemicals we need to operate our business at acceptable prices or at all. Any significant energy or chemical shortage or significant increase in our energy or chemical costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Factors That Affect Our Operating Results—Cost of Sales.” Furthermore, we are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility. Additionally, due to increased fuel costs, suppliers, distributors and freight carriers have charged fuel surcharges, which have increased recently. If these fuel surcharges continue to increase significantly, they could have a material adverse effect on our business, financial condition and results of operations.

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

On a combined basis, our and SENA’s largest customer, xpedx, a division of International Paper Company, accounted for approximately 20% of 2007 pro forma net sales. On a combined basis, our and SENA’s ten largest customers (including xpedx) accounted for approximately 50% of 2007 pro forma net sales. The loss of, or significant reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

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

We are involved in various claims and lawsuits from time to time. For example, in 1998 and 1999, the Environmental Protection Agency, or EPA, issued Notices of Violation, or NOV, to eight paper industry facilities, including our Luke, Maryland mill, alleging violation of certain prevention of significant deterioration, or PSD, regulations under the Clean Air Act. In 2000, an enforcement action was brought in Federal District Court in Maryland against the predecessor of MeadWestvaco, asserting that the predecessor did not obtain PSD permits or install required pollution controls in connection with capital projects carried out in the 1980s at the Luke mill. The complaint sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco has agreed to indemnify us for substantially all of our liability under these claims to the extent reserves were not previously established or the liability exceeds amounts budgeted by MeadWestvaco in connection with these matters. However, if we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the penalties and the installation of additional pollution control equipment.

In March 2000, the EPA issued a NOV and a Finding of Violation, or FOV, to SENA’s Wisconsin Rapids Pulp mill alleging violation of the PSD regulations and the New Source Performance Standard, or NSPS, requirements under the Clean Air Act arising from projects implemented at the mill between 1983 and 1991. The EPA is seeking the installation of additional air pollution control equipment and an $8 million penalty. The matter has been referred to the Department of Justice. In July 2002, the EPA issued a NOV and a FOV to SENA’s Niagara mill alleging PSD and NSPS violations relating to projects implemented at the mill from 1995 to 1997. SENA is defending these NOVs and FOVs. SEO has agreed to indemnify us for 75% of certain expenses relating to these matters, including losses arising from the design and installation of air pollution control equipment and for 75% of air compliance penalties, provided the expenses and penalties are incurred within a five-year period following closing of the Acquisition and that SEO’s obligations with respect to the boiler Maximum Achievable Control Technology rule is limited to 50% of the initial $35 million of certain compliance costs. If we incur liability for these actions and we are unable to obtain indemnification from SEO, we may incur substantial costs in connection with penalties and the installation of additional pollution control equipment.

In addition, we may be involved in various other claims and legal actions that arise in the ordinary course of business, including claims and legal actions related to environmental laws and regulations. Any of these claims or legal actions could materially adversely affect our business, results of operations and financial condition.

See “Legal Proceedings” for further information concerning pending legal proceedings.

Rising postal costs could weaken demand for our paper products.

A significant portion of paper is used in periodicals, catalogs, flyers and other promotional materials. Many of these materials are distributed through the mail. Future increases in the cost of postage could reduce the frequency of mailings, reduce the number of pages in advertising materials or cause advertisers to use alternate methods to distribute their advertising materials. Any of the foregoing could decrease the demand for our products, which could materially adversely affect our business, financial condition and results of operations.

Developments in alternative media could adversely affect the demand for our products.

Trends in advertising, electronic data transmission and storage and the internet could have adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, particularly the internet, instead of paper made by us. As the use of these alternatives grows, demand for our paper products could decline.

The failure of our information technology and other business support systems could have a material adverse effect on our business, financial condition and results of operations.

Our ability to effectively monitor and control our operations depends to a large extent on the proper functioning of our information technology and other business support systems. We are a party to a service agreement that provides all of the information technology services and human resources services necessary to support our operations through January 31, 2013. If the service agreement is terminated, we will need to either perform these functions internally or obtain these services from third parties. We may not be able to do so on a cost-effective basis or at all. If our information technology and other business support systems were to fail or the service provider were to fail to perform under the service agreement, it could have a material adverse effect on our business, financial condition and results of operations.

Our business may suffer if we do not retain our senior management.

We depend on our senior management. The loss of services of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel. We may experience an increase in turnover among senior personnel as a result of the Acquisition.

A large percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2007, we had approximately 8,500 employees. Approximately 75% of our employees were represented by labor unions. As of December 31, 2007, we had 20 collective bargaining agreements expiring at various times between May 31, 2008 and November 30, 2010, with four collective bargaining agreements covering approximately 1,600 employees expiring before December 31, 2008. One contract, with the CEP covering approximately 50 employees at the woods division of our Port Hawkesbury, Nova Scotia mill, expired in May 2004 and is currently under renegotiation. Our Port Hawkesbury, Nova Scotia mill was closed from December 2005 until October 2006, which was before our ownership of the mill, due to a labor dispute.

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

We are subject to various regulations that could impose substantial costs upon us and may adversely affect our operating performance.

Our business is subject to a wide range of general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. Significant expenditures also could be required for compliance with any future laws or regulations relating to greenhouse gas or other emissions. In addition, we handle and dispose of wastes arising from our mill operations and operate a number of landfills to handle that waste. While we believe, based upon current information, that we are currently in substantial compliance with all applicable environmental laws and regulations, we could be subject to potentially significant fines, penalties or criminal sanctions for failure to comply, including with respect to the matters discussed in “Litigation could be costly and harmful to our business.” Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our paper mills or other locations where we have disposed of, or arranged for the disposal of, wastes. MeadWestvaco and SEO have separately agreed to indemnify us, subject to certain limitations, for certain environmental liabilities. There can be no assurance that MeadWestvaco or SEO will perform under any of their respective environmental indemnity obligations or that the indemnity will adequately cover us in the event of any environmental liabilities, which could have a material adverse effect on our financial condition and results of operations. Furthermore, we agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations. We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations, including due to human exposure to hazardous substances. Increasingly stringent environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

Some of our operations are subject to Canadian government regulation and we are subject to foreign currency risk.

Our business includes a mill in Port Hawkesbury, Nova Scotia and management of woodlands in Canada. Our operations in Canada are subject to Canadian laws and regulations, as well as foreign currency risk. The Canadian dollar has recently strengthened dramatically versus the U.S. dollar, which makes imports to the United States of paper products made in our Port Hawkesbury, Nova Scotia mill unprofitable. We cannot assure you we will be able to manage our Canadian operations profitably.

If we fail to achieve and maintain effective internal controls, it could have a material adverse effect on our business in the future.

As of December 31, 2007, we became subject to the requirements of Section 404 of the Sarbanes-Oxley Act. The SENA business, as operated by SEO, used SEO’s internal control procedures. Integration of NewPage and the SENA business may require substantial modifications to the internal control procedures of the SENA business that may be costly and time consuming. Our failure to maintain an effective internal control environment could have a material adverse effect on our business and our ability to access capital markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters is located in Miamisburg, Ohio. We own the mills where we produce our paper products and own the converting facilities where we convert rolls of paper to sheets. We believe that we have sufficient capacity at our manufacturing facilities to meet our production needs for the foreseeable future. In addition, we lease space or have third-party arrangements to utilize space in approximately 75 distribution facilities. All of our owned facilities (except those owned by CWPCo) are pledged as collateral under our various debt agreements. The following table lists the purpose of each of our significant facilities, as well as whether the facility is owned or leased:

Location	Purpose	Owned or Leased/Expiration
Miamisburg, Ohio	Corporate Headquarters	Leased/2017
Biron, Wisconsin	Paper Mill	Owned
Chillicothe, Ohio	Warehouse & Converting	Owned
Duluth, Minnesota	Paper Mill	Owned
Escanaba, Michigan	Paper Mill	Owned
Kimberly, Wisconsin	Paper Mill	Owned
Luke, Maryland	Paper Mill	Owned
Luke, Maryland	Warehouse & Converting	Owned
Niagara, Wisconsin	Paper Mill	Owned
Port Hawkesbury, Nova Scotia	Paper Mill	Owned
Rumford, Maine	Paper Mill	Owned
Stevens Point, Wisconsin	Paper Mill	Owned
Whiting, Wisconsin	Paper Mill	Owned
Wickliffe, Kentucky	Paper Mill	Owned
Wisconsin Rapids, Wisconsin	Paper Mill & Converting	Owned

On January 16, 2008, we announced restructuring plans that include the shutdown or idling of four of our less efficient, higher cash cost paper machines. We closed the No. 11 paper machine in Rumford, Maine in February 2008 and plan to shut down the No. 95 paper machine in Kimberly, Wisconsin by the end of May 2008, the Niagara, Wisconsin paper mill in the fall of 2008 and the Chillicothe, Ohio converting facility by the end of November 2008. For a further discussion of these plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Anticipated Synergies of the Acquisition and Integration of the SENA Business.”

ITEM 3.	LEGAL PROCEEDINGS

In 1998 and 1999, the EPA issued Notices of Violation, or NOVs, to eight paper industry facilities, including our Luke, Maryland mill, alleging, among other things, violation of certain Prevention of Significant Deterioration, or PSD, regulations under the Clean Air Act. In 2000, an enforcement action was brought in Federal District Court in Maryland against the predecessor of MeadWestvaco, asserting that the predecessor did not obtain PSD permits or install required pollution controls in connection with capital projects carried out in the 1980s at the Luke mill. The complaint sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. During 2001, the court granted MeadWestvaco’s motion for partial dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. In October 2005, the parties made their closing arguments on Phase I of this case, and each has filed for summary judgment in its favor. The court has not ruled on these motions. MeadWestvaco has agreed to indemnify us for certain liabilities under these claims. MeadWestvaco will not indemnify us for litigation losses arising from the design, installation or construction of a scrubber-compliant baghouse, to the extent these costs constitute capital spending under the agreement pursuant to which we acquired the printing and papers business from MeadWestvaco. In addition, MeadWestvaco will not indemnify us for litigation losses resulting from any increased operation costs at our Luke mill unless those costs exceed $2 million annually within five years after resolution of the claims. If we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the penalties and the installation of additional pollution control equipment.

In March 2000, the EPA issued a NOV and a Finding of Violation, or FOV, to SENA’s Wisconsin Rapids pulp mill alleging violation of the PSD regulations and the New Source Performance Standard, or NSPS, requirements under the Clean Air Act arising from projects implemented at the mill between 1983 and 1991. The EPA is seeking the installation of additional air pollution control equipment and an $8 million penalty. The matter has been referred to the Department of Justice. In July 2002, the EPA issued a NOV and a FOV to SENA’s Niagara mill alleging PSD and NSPS violations relating to projects implemented at the mill from 1995 to 1997. SENA is defending these NOVs and FOVs. SEO has agreed to indemnify us for 75% of certain expenses relating to these matters, including losses arising from the design and installation of air pollution control equipment and for 75% of air compliance penalties, provided the expenses and penalties are incurred within a five-year period following closing of the Acquisition and that SEO’s obligations with respect to the boiler Maximum Achievable Control Technology rule is limited to 50% of the initial $35 million of certain compliance costs. If we incur liability for these actions and we are unable to obtain indemnification from SEO, we may incur substantial costs in connection with penalties and the installation of additional pollution control equipment.

A number of plaintiffs have filed purported class actions on behalf of direct and indirect purchasers of publication paper in various U.S. federal and state courts. These class actions allege that certain manufacturers of publication paper, including SENA, participated in a price-fixing conspiracy from 1993 to present. The cases filed in federal court assert a violation of the federal antitrust laws, while the cases filed in the state court allege violations of state antitrust and consumer protection statutes. These lawsuits seek treble damages, injunctive relief and other costs associated with the litigation. The federal cases were consolidated for pre-trial purposes in December 2004 and all of the state court cases except one were removed to federal court and consolidated in the U.S. Federal Court for the District of Connecticut. Pre-trial proceedings have begun in the consolidated federal case. The lone state court case, which is pending in California, has been stayed pending the outcome of the consolidated federal cases, although discovery in the state case is being coordinated with discovery in the federal cases. SEO has agreed to defend and indemnify us for all liabilities under these claims.

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

As of February 29, 2008, NewPage Group was the sole holder of record of the shares of NewPage Holding’s common stock and NewPage Holding was the sole holder of record of the shares of NewPage’s common stock. There is no established public trading market for the common stock of NewPage Holding or NewPage. We have never paid or declared a cash dividend on the common stock of NewPage Holding or NewPage. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

The following is a list of all equity securities sold or issued by NewPage Holding or NewPage within the past three years that were not registered under the Securities Act:

•

In May 2005, NewPage Holding issued 100 shares of its common stock to Escanaba Timber for an aggregate purchase price of $415 million. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. NewPage Holding was formed by affiliates of Cerberus to serve as the acquisition vehicle for the purchase of assets of MeadWestvaco’s printing and writing papers business. The issuance to Escanaba Timber was used in part to fund the purchase price of that acquisition. Appropriate legends were affixed to the share certificate issued in that transaction. On December 21, 2007, Escanaba Timber contributed all of the then outstanding common stock of NewPage Holding to NewPage Group in exchange for shares of common stock of NewPage Group. A reverse common stock split was declared and became effective as of February 29, 2008, resulting in 10 shares outstanding at that date, all of which are owned by NewPage Group.

•

In May 2005, NewPage issued 100 shares of its common stock to NewPage Holding for an aggregate purchase price of $439 million. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. NewPage was formed by affiliates of Cerberus to serve as the acquisition vehicle for the purchase of assets of MeadWestvaco’s printing and writing papers business. The issuance to NewPage Holding was used in part to fund the purchase price of that acquisition. Appropriate legends were affixed to the share certificate issued in that transaction.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth summary financial data of NewPage Holding and its predecessor for each of the five fiscal years in the period ended December 31, 2007.

	Successor			Predecessor
	Year Ended Dec. 31,	Year Ended Dec. 31,	Eight Months Ended Dec. 31,	Four Months Ended Apr. 30,	Year Ended Dec. 31,	Year Ended Dec. 31,
(in millions)	2007 (a)	2006	2005 (b)	2005	2004	2003
Net sales	$2,168	$2,038	$1,281	$582	$1,779	$1,603
Goodwill and asset impairment	—	—	—	—	238	—
Income (loss) from continuing operations	(22)	(36)	(72)	(3)	(281)	(77)
Net income (loss)	(22)	(52)	(67)	(8)	(301)	(94)

Working capital	$477	$276	$369		$274	$333
Total assets	4,885	1,985	2,304		2,647	3,097
Long-term debt	3,070	1,429	1,677		145	145
Other long-term obligations	351	42	46		9	9

(a)	NewPage acquired SENA as of December 21, 2007. The statement of operations data includes the results of this acquisition from the date of acquisition.
(b)	NewPage acquired the printing and writing papers business of MeadWestvaco Corporation effective as of April 30, 2005. The statement of operations data includes the results of this acquisition from the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our historical financial statements, including the related notes appearing elsewhere in this Form 10-K. The following discussion and analysis of our financial condition and results of operations does not describe the effects and significance of the Acquisition and historical financial information for periods prior to the Acquisition may not be indicative of our financial condition and performance for future periods. In addition, the discussion below covers certain periods prior to our acquisition of the printing and writing paper business of MeadWestvaco. Statements in the discussion and analysis regarding our expectations regarding the performance of our business and any forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements., All assets, liabilities, income, expenses, and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense, write-off of costs for a withdrawn initial public offering and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Overview

Company Background

We believe that we are the largest printing paper manufacturer in North America based on production capacity. Our broad portfolio of paper products includes coated freesheet, coated groundwood, supercalendered, newsprint and specialty paper. Coated paper is used primarily in media and marketing applications. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as corporate annual reports, high-end advertising brochures, direct mail advertising, coated labels and magazine covers. Our second largest product category is coated groundwood paper, which is used primarily for catalogs, magazines, inserts and textbooks.

Acquisition of Printing and Writing Papers Business of MeadWestvaco

On May 2, 2005, we acquired the printing and writing papers business of MeadWestvaco Corporation (“MeadWestvaco”), which was deemed to have been completed on April 30, 2005. For comparison purposes, we have presented the results of operations for the year ended December 31, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the eight months ended December 31, 2005. Accordingly, the discussion and analysis of historical operations of our predecessor during the periods prior to that acquisition from MeadWestvaco do not reflect the significant effect that the accounting for the acquisition and related transactions has had on the reporting of our financial condition and results of operations. We believe that this presentation is beneficial to the reader by providing an easier-to-read discussion of results of operations and provides the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. Furthermore, disclosures regarding sales volumes, spending and other operational measures are determined on a comparable basis for all periods presented. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. Some of the factors that limit the usefulness of this presentation include the combination of results based on different accounting bases for predecessor and successor periods, differences in capitalization and the effects resulting from the change from a division of a larger entity to a stand-alone company.

The SENA Acquisition and Related Transactions

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of SENA from SEO, which we refer to as the “Acquisition.” The SENA acquisition significantly expanded our production capacity and product line.

In connection with the closing of the Acquisition:

•	NewPage acquired all of the issued and outstanding common stock of SENA and, in exchange, SEO received:

•	$1,516 million in cash (subject to final working capital adjustments);

•

shares of common stock representing 19.9% of the outstanding common stock of NewPage Group at the closing of the Acquisition (not taking into account the potential dilution from equity awards issued to management from and after closing pursuant to a new management incentive plan); and

•

$200 million in aggregate principal amount of NewPage Group PIK Notes on the terms described in “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—SEO Arrangements.”

•

NewPage entered into senior secured credit facilities consisting of (a) $1,600 million under a senior secured term loan facility and (b) $500 million under a senior secured revolving credit facility and applied the proceeds from the term loan to finance a portion of the Acquisition, repay our prior senior secured credit facilities and pay related expenses;

•	NewPage repaid $450 million of term debt outstanding under its credit facility in place immediately prior to consummation of the Acquisition; and

•	NewPage issued $456 million of 10% senior secured notes due 2012.

Prior to the closing of the Acquisition, we engaged in a pre-closing reorganization:

•

Escanaba Timber, which was previously the immediate parent entity of NewPage Holding, contributed all of the then outstanding shares of capital stock of NewPage Holding to NewPage Group in exchange for shares of common stock of NewPage Group;

•	Escanaba Timber distributed to Maple Timber, Escanaba Timber’s immediate parent entity, all of the then outstanding shares of capital stock of NewPage Group; and

•	Maple Timber distributed all of the then outstanding shares of capital stock of NewPage Group to the members of Maple Timber.

As a result of this pre-closing reorganization, NewPage Group became the direct parent entity of NewPage Holding (and consequently the indirect parent of NewPage) and Cerberus and the other equity owners of Maple Timber were the sole shareholders of NewPage Group prior to the closing of the Acquisition.

For additional information concerning SENA, see Exhibit 99.1 to the Form 8-K of NewPage Holding Corporation filed on December 3, 2007, which contains the historical financial statements of SENA as of December 31, 2005 and 2006 and September 30, 2007 and for the years ended December 31, 2004, 2005 and 2006 and for the nine months ended September 30, 2006 and 2007, unaudited pro forma consolidated financial information giving effect to the Acquisition as of January 1, 2006, for income statement purposes, and as of September 30, 2007, for balance sheet purposes, and a discussion of the historical financial condition and results of operations of SENA for the years ended December 31, 2004, 2005 and 2006 and nine months ended September 30, 2006 and 2007.

Anticipated Synergies of the Acquisition and Integration of the SENA Business

We expect to generate annualized synergies as a result of the Acquisition of approximately $265 million within 18 months following its completion. These synergies are expected to come from optimizing paper production, reducing input costs and reducing selling, general and administrative expenses.

On January 16, 2008, we announced several actions being taken to integrate NewPage and the former SENA facilities and services. These actions are intended to create a single business platform and to enable us to remain competitive in the marketplace, serve our customers more efficiently and reach the synergies we have committed to achieve. These synergies and restructuring actions are described below.

•

Approximately $145 million from optimizing production. We intend to reallocate production of paper grades across our combined machine base, resulting in operation of machines in narrower ranges around their peak production. We believe the increase in production from our largest, most efficient machines will allow us to shut down or idle some of our less efficient, highest cash cost machines. We permanently closed the No. 11 paper machine in Rumford, Maine, which produces coated freesheet and groundwood papers for magazines and catalogs, in February 2008. We intend to permanently close the pulp mill and two paper machines in Niagara, Wisconsin, in the fall of 2008. The Niagara machines produce 250,000 short tons of lightweight coated groundwood papers used in magazines and catalogs. We intend to permanently close the No. 95 paper machine in Kimberly, Wisconsin, by the end of May 2008. The Kimberly mill produces coated freesheet papers for publication printing, and specialty papers for pressure-sensitive or glue-applied labels. We also intend to use substantially all of our excess market pulp production internally to reduce the amount of pulp purchased from third parties. This should reduce both input costs and cost of sales, the latter due to the reduction in freight costs associated with current NewPage pulp sales.

•

Approximately $80 million from reducing input costs. We will seek to lower prices of key raw materials through volume purchases. We also intend to realize cost reductions from improved logistics. Through reallocation of production among our combined mills, we will produce more product in greater proximity to customers, lowering freight rates. We intend to permanently close the Chillicothe, Ohio, converting facility by the end of November 2008 after some of the converting machines and volume are transferred to existing facilities in Luke, Maryland, and Wisconsin Rapids, Wisconsin. We also intend to implement best practices across our combined mill system and focus on increasing our overall profitability, rather than independently at each individual mill.

•

Approximately $40 million from reducing selling, general and administrative expenses. Through the elimination of duplicative sales, marketing, research and customer service personnel and centralization of corporate administration, management, finance and human resource functions, we intend to achieve headcount reductions and reduction of associated support costs. We intend to reduce personnel in all areas, including sales, finance and other support functions. Furthermore, we intend to lower benefit costs by freezing NPCP’s defined benefit pension plans for salaried employees.

We expect to recognize up to approximately $45 million as a liability on the opening balance sheet for actions related to the acquired operations. In connection with achieving these synergies, we expect to make capital expenditures of approximately $60 million in 2008. We also expect to incur expenses and restructuring charges in 2008 and to a lesser extent in 2009 of up to approximately $55 million in the aggregate relating to severance and early retirement benefits, costs of relocating employees and assets and costs of integrating the two businesses, including investments in information systems.

For a description of certain risks relating to the achievement of the synergies described above, see “Risk Factors—Even if we are able to successfully integrate the business of NPCP into our operations, we may not realize the anticipated synergies of the Acquisition on the timetable currently contemplated, or at all.”

Shutdown of No. 7 Paper Machine at Luke, Maryland

On October 31, 2006, our management committed to a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at our Luke, Maryland, operation largely as a result of the growing influx of low-priced imported paper, particularly from China, Indonesia and South Korea. The decision to permanently shut down the No. 7 paper machine was made in order to continue to improve our cost position and financial performance and better align our capacity with market demand.

During the fourth quarter of 2006, we recorded total pretax charges of $17 million for costs associated with this plan. These charges include $15 million for accelerated depreciation and inventory write-offs, and $2 million for severance and early retirement benefits. We incurred an additional $1 million for severance and early retirement benefits under this plan during the first half of 2007.

Sale of Carbonless Paper Business and Hydroelectric Generating Facilities

Effective April 1, 2006, we completed the sale of our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio, to P. H. Glatfelter Company for a cash sales price of $84 million. The carbonless paper business has been presented as a discontinued operation for all periods presented.

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. for a cash sales price of $144 million.

Selected Factors That Affect Our Operating Results

Net Sales

Our net sales are a function of the number of tons of paper that we sell and the price at which we sell our paper. Demand for printing paper is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macroeconomic factors, such as the strength of the United States economy and import levels, that are largely out of our control. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. Coated freesheet paper purchases typically are made by customers pursuant to purchase orders on an as-needed basis, and generally are not made under contracts that provide for fixed prices or minimum volume commitments. Coated groundwood and supercalendered paper are typically sold to customers under contracts that provide for fixed prices and minimum volume commitments. Historically, we sold excess pulp to third parties, but, following the Acquisition, we intend to use substantially all of our excess pulp production internally to reduce the amount of pulp purchased from third parties. Uncoated paper and pulp prices have not historically had a material effect on our operating results because uncoated paper and pulp do not comprise a material portion of our net sales. Following the Acquisition, our operating results are more affected by the demand for and prices of types of paper other than coated paper.

Our earnings are sensitive to price changes for our principal products, with price changes in coated paper having the greatest effect. Fluctuations in paper prices historically have had a direct effect on our results for several reasons:

•	Market prices for paper products are a function of supply and demand, factors over which we have limited control.

•

Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently there is limited ability to pass through increases in costs to customers absent increases in the market price.

•

The manufacturing of paper is highly capital-intensive and a large portion of operating costs is fixed. Additionally, paper machines are large, complex systems that operate more efficiently when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs.

See “Business—Industry Overview and Competition” for a discussion of factors that have historically affected pricing.

Cost of Sales

The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation and amortization. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time. In addition, commodity purchases fluctuate based on the volume of paper that is produced. We do not track wood, energy or chemicals on a cost of sales basis, but instead track these costs on a cost of production basis. Cost of production is calculated using the cost for the number of tons of paper produced instead of the cost for the number of tons of paper sold. For a description of some of the actions we have taken and intend to take to lower costs, see “Overview—Anticipated Synergies of the Acquisition and Integration of the SENA Business.”

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure a portion of our wood requirements, purchases under these agreements are typically at market rates.

Purchased pulp. The former SENA mills have historically been a net purchaser of market pulp. Following the Acquisition, we intend to use substantially all of our excess pulp production internally, thus reducing the amount of pulp purchased from third parties. In 2007, on a combined basis and without consideration of the anticipated synergies associated with the Acquisition, we produced approximately 80% of our pulp requirements, with the remainder supplied through open market purchases and supply agreements. The price of market pulp has fluctuated significantly. Pulp prices fluctuate due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, changes in inventory levels by pulp consumers, which affect short-term demand, and pulp producer cost changes related to wood availability and environmental issues.

Chemicals. Certain chemicals used in the paper making process are petroleum-based and fluctuate with the price of crude oil. The price for latex, the largest component of our chemical costs, has historically been volatile. The price of latex increased significantly during 2007 as compared to 2006, and we expect the price of latex to remain volatile.

Energy. We produce a large portion of our energy requirements, historically generating approximately 50% of our energy needs. On a combined basis, we and SENA produced approximately 40% of our energy requirements in 2007 from steam produced during the pulp manufacturing process. The energy we purchase from third party suppliers consists of electricity and fuel used by us, primarily consisting of natural gas and coal, to generate some of our own energy. We expect crude oil and energy costs to remain volatile for the foreseeable future. As prices fluctuate, we have the ability to switch between certain energy sources, within constraints, in order to minimize costs.

In June 2006, we consummated the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine. Between the hydroelectric generating facilities and the cogeneration facility operated by Rumford Cogeneration Company L.P., we historically generated more electricity than the Rumford paper mill could utilize and sold excess electricity to third parties. As a result of the sale of the hydroelectric generating facilities, we believe that our power generation and usage at that location are more closely aligned. However, our energy costs have increased after the sale of the hydroelectric generating facilities as a result of the loss of sales of excess electricity and the need to replace electricity generated from the hydroelectric generating facilities with electricity generated from our cogeneration partnership at higher rates.

Our wholly-owned subsidiary, CWPCo, provides electric energy to our mills in central Wisconsin. CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial and light industrial customers.

Labor costs. Labor costs include wages, salary and benefit expenses attributable to mill personnel. Mill employees at a non-managerial level are compensated on an hourly basis in accordance with the terms of union contracts and management employees are compensated on a salaried basis. Wages, salary and benefit expenses included in cost of sales do not vary significantly over the short term. We expect the size of our salaried and hourly headcount to decline over time as we complete our integration of NPCP with our existing business. In January 2008, we announced the intention to shut down four machines that will affect an aggregate of approximately 665 employees. See “Overview—Anticipated Synergies of the Acquisition and Integration of the SENA Business.” We have not experienced significant labor shortages, although our Port Hawkesbury, Nova Scotia, mill was closed from December 2005 until October 2006, before our ownership of the mill, due to a labor dispute. In connection with the Acquisition, we plan to lower benefit costs by freezing NPCP’s defined benefit pension plans for salaried employees.

Maintenance. Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for annual maintenance. Day-to-day maintenance expenses have not varied significantly from year to year. Larger maintenance projects and equipment expenses can produce year-to-year fluctuations in our maintenance expenses. In conjunction with our annual maintenance shutdowns, we incur incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Depreciation and amortization. Depreciation and amortization expense for assets associated with our mill and converting operations is included in cost of sales. Under purchase accounting, the total Acquisition consideration was allocated to our assets and liabilities based upon management’s estimates of fair value. The final allocation of the Acquisition consideration will be based upon management’s consideration of valuation studies and post-closing purchase price adjustments. Any adjustments based on that final valuation may change the allocations of the Acquisition consideration, which could affect the fair value assigned to the assets and liabilities and could result in a change in our financial data.

Foreign currency. We are exposed to changes in foreign currency exchange rates because most of the raw material, labor and other cost of sales at our Port Hawkesbury mill are denominated in Canadian dollars, while North American sales prices for the products produced at Port Hawkesbury are in U.S. dollars (to the extent shipped into the United States) or determined primarily by the U.S. dollar price per ton charged by U.S. producers. A stronger Canadian dollar relative to the U.S. dollar increases our costs of sales. Over the last five years, the Canadian dollar has strengthened significantly in value relative to the U.S. dollar.

Selling, General and Administrative (SG&A) Expenses

The principal components of our SG&A expenses are wages, salaries and benefits for our sales personnel and office personnel at our headquarters, travel and entertainment expenses, advertising expenses, expenses relating to our information technology systems and research and development expenses. Our SG&A expenses have not historically fluctuated significantly from year to year. As a result of the Acquisition, we intend to lower benefits costs by freezing NPCP’s defined benefit pension plans for salaried employees. In January 2008, we announced personnel reductions in all areas of approximately 200 to 250 employees by eliminating duplicative sales, marketing and customer service personnel and centralization of corporate administration, management, finance and human resource functions. See “Overview—Anticipated Synergies of the Acquisition and Integration of the SENA Business.”

Interest

Our interest expense is substantially higher after the Acquisition as a result of the indebtedness incurred to partially finance the cash portion of the Acquisition consideration and transaction costs.

Effects of Inflation

While inflationary increases in certain costs, such as energy, wood and chemical costs, have had a significant effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results in each of the last three years. Sales prices and volumes have historically been more strongly influenced by supply and demand factors in specific markets than by inflationary factors.

Certain of our costs, including the prices of energy, wood and chemicals that we purchase, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations. For example, we estimate that for each $1 increase in the cost of a barrel of crude oil, our direct energy costs and indirect costs, such as costs for transportation and petroleum-derived chemicals, increase approximately $6 million annually.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common with respect to the principal products that we sell. The first quarter is typically a lighter sales volume quarter with some inventory build in anticipation of higher sales volumes in the third quarter. Our second quarter typically begins to build to a higher sales rate. Our third quarter is typically our strongest sales quarter, reflecting an increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales volume quarter as printing for year-end holidays continues.

Critical Accounting Estimates

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the notes to consolidated financial statements filed with the accompanying consolidated financial statements. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

Income taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

We have tax filing requirements in many states and are subject to audit in these states, as well as at the federal level in both the U.S. and Canada. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. While actual results could vary, in management’s judgment we have adequate accruals with respect to the ultimate outcome of these unresolved tax matters.

We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize our deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when the assessment is made.

Pension and other postretirement benefits. We provide retirement benefits for certain employees through employer- and employee-funded defined benefit plans. Benefits earned are a function of years worked and average final earnings during an employee’s pensionable service. Certain of the pension benefits are provided in accordance with collective bargaining agreements.

Assumptions used in the determination of defined benefit pension expense and other postretirement benefit expense, including the discount rate, the long-term expected rate of return on plan assets and increases in future medical costs, are evaluated by management, reviewed with the plans’ actuaries annually and updated as appropriate. Actual asset returns and medical costs that are more favorable than assumptions can have the effect of lowering expense and future cash contributions, and conversely, actual results that are less favorable than assumptions could increase expense and future cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in the future periods. Unrecognized prior service cost and actuarial gains and losses in the defined benefit pension and other postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.

Our assumptions used in determining defined benefit pension and other postretirement benefit expense are important in determining the costs of our plans. A 0.5 percentage-point decrease in our weighted-average long-term expected rate of return on plan assets would increase 2008 net pension expense by approximately $7 million. Likewise, a 0.5 percentage-point increase in our weighted-average long-term expected rate of return on plan assets would decrease 2008 net pension expense by approximately $7 million. The effect on other postretirement benefit expense would be negligible from such changes in the long-term expected rate of return on plan assets.

A 0.5 percentage-point decrease in our weighted-average discount rates would increase 2008 net pension expense by approximately $1 million and would decrease 2008 net other postretirement benefit expense by approximately $1 million. Likewise, a 0.5 percentage-point increase in our weighted-average discount rates would decrease 2008 net pension expense by approximately $1 million and would increase 2008 net other postretirement benefit expense by approximately $1 million. With respect to benefit obligations, a 0.5 percentage-point decrease in our weighted-average discount rates would increase pension benefit obligations by approximately $81 million and would increase other postretirement benefit obligations by approximately $11 million. Likewise, a 0.5 percentage-point increase in our weighted-average discount rates would decrease pension benefit obligations by approximately $75 million and would decrease other postretirement benefit obligations by approximately $10 million.

Equity compensation. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors (term of option).

We estimate the expected term of options granted by incorporating the contractual term of the options and employees’ expected exercise behaviors. We estimate the volatility of our common stock by considering volatility of appropriate peer companies and adjusting for factors unique to our stock, including the effect of debt leverage.

Derivative financial instruments. Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts is based on the amount we could receive from the counterparty to settle the contract. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty.

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

Results of Operations

The following table sets forth our historical results of operations for the periods indicated below. For comparison purposes, we have presented the results of operations for the year ended December 31, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the eight months ended December 31, 2005. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The following discussion of our financial condition and results of operations does not describe the effects and significance of the Acquisition and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accrued liabilities, interest expense, write-off of costs for a withdrawn initial public offering and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

									Non-GAAP
									Combined Predecessor and Successor Year Ended Dec. 31, 2005
	Successor						Predecessor Four Months Ended April 30, 2005
	Year Ended Dec. 31, 2007		Year Ended Dec. 31, 2006		Eight Months Ended Dec. 31, 2005
(in millions)	$	%	$	%	$	%	$	%	$	%
Net sales	2,168	100.0	2,038	100.0	1,281	100.0	582	100.0	1,863	100.0
Cost of sales	1,895	87.4	1,825	89.5	1,152	89.9	538	92.6	1,690	90.8
Selling, general and administrative expense	127	5.9	112	5.5	69	5.4	31	5.3	100	5.4
Interest expense	175	8.1	165	8.1	121	9.4	21	3.5	142	7.6
Other (income) expense	(1)	(0.1)	(25)	(1.2)	18	1.5	(2)	(0.4)	16	0.8

Income (loss) from continuing operations before income taxes	(28)	(1.3)	(39)	(1.9)	(79)	(6.2)	(6)	(1.0)	(85)	(4.6)
Income tax (benefit)	(6)	(0.3)	(3)	(0.2)	(7)	(0.6)	(3)	(0.5)	(10)	(0.6)

Income (loss) from continuing operations	(22)	(1.0)	(36)	(1.7)	(72)	(5.6)	(3)	(0.5)	(75)	(4.0)
Income (loss) from discontinued operations	—	0.0	(16)	(0.8)	5	0.3	(5)	(0.8)	—	0.0

Net income (loss)	(22)	(1.0)	(52)	(2.5)	(67)	(5.3)	(8)	(1.3)	(75)	(4.0)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	281		262		149		82		231

2007 Compared to 2006

Net sales for 2007 were $2,168 million compared to $2,038 million for 2006. The increase was driven by higher coated paper sales volume, partially resulting from the incremental increase in net sales subsequent to the Acquisition and higher prices for uncoated paper and pulp, offset in part by lower average coated paper prices. Average coated paper prices decreased to $886 per ton in 2007 from $893 per ton in 2006 as a result of lower demand for coated groundwood paper and due to the continuing negative effects of low-priced imports of coated freesheet paper from China, Indonesia and South Korea. Coated paper sales volume increased to 2,261,000 tons in 2007 from 2,116,000 tons in 2006. We took 27,000 tons of market-related downtime for coated paper during 2007 and did not take any market-related downtime for coated paper during 2006.

Cost of sales for 2007 was $1,895 million compared to $1,825 million for 2006. Gross margin for 2007 improved to 12.6%, compared to 10.5% for 2006. The improvement was primarily driven by the absence in 2007 of nonrecurring charges totaling $17 million which we incurred during the fourth quarter of 2006, relating to accelerated depreciation and other restructuring activity associated with the shutdown of our No. 7 paper machine at our Luke mill. Despite rising energy and chemical costs, energy and chemical costs as a percentage of net sales remained relatively constant year over year due to our ability to switch between certain energy sources, within constraints, in order to mitigate costs.

Maintenance expense at our mills totaled $169 million in 2007 compared to $168 million in 2006. In conjunction with our annual maintenance shutdowns, we also had incremental costs of approximately $30 million in 2007 and approximately $20 million in 2006 that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $127 million for 2007 compared to $112 million for 2006. During 2007, we expensed $3 million of costs for activities related to the withdrawn initial public offering of NewPage Holding’s common stock and recognized $14 million in equity compensation, of which $8 million was for the vesting of Maple Timber equity interests in connection with our reorganization prior to the Acquisition and $4 million was for the repurchase of unvested equity interests granted to former executive officers. Included in SG&A for 2006, were equity compensation expense of $11 million, primarily for former executive officers and transitional costs of $8 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. After considering the above items, remaining SG&A costs were higher in 2007 primarily as a result of legal fees related to antidumping and countervailing duties petitions that we filed and as a result of SG&A costs for NPCP subsequent to the Acquisition. As a percentage of net sales, selling, general and administrative expenses increased in 2007 to 5.9% from 5.5% in 2006. Selling, general and administrative expenses for NewPage were $124 million in 2007 compared to $112 million in 2006.

Interest expense for 2007 was $175 million compared to $165 million for 2006. Interest expense for 2007 for NewPage was $154 million compared to $146 million for 2006. The increase was primarily driven by the write off of $17 million in deferred financing costs in December 2007 as a result of the debt refinancing effected in connection with the Acquisition, offset by lower overall outstanding debt balances prior to the Acquisition and a lower interest rate spread on our pre-Acquisition term loan. NewPage’s interest expense will increase in 2008 due to the additional indebtedness incurred in connection with the Acquisition.

Other (income) expense for 2006 primarily consists of a gain of $65 million on the sale of two hydroelectric generating facilities and an unrealized non-cash loss of $47 million on our basket option contract.

Income tax expense (benefit) for 2007 and 2006 was $(6) million and $(3) million. Income tax expense (benefit) for NewPage was $4 million and $(4) million in 2007 and 2006. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 million reduction in deferred tax assets and a corresponding decrease in the valuation allowance. As of January 1, 2007, the implementation had no effect on the beginning balance of accumulated deficit.

Net income (loss) was $(22) million in 2007 compared to net income (loss) of $(52) million in 2006. Significant items in 2007 include a $17 million write off of deferred financing costs in connection with the debt refinancing associated with the Acquisition, $14 million in equity compensation and $3 million of costs for activities related to the withdrawn initial public offering of NewPage Holding’s common stock. Significant items in 2006 included a $65 million gain on the sale of the hydroelectric generating facilities, a charge of $17 million associated with the shutdown of our No. 7 paper machine in Luke, $47 million of unrealized non-cash losses on the basket option contract and maintenance and incremental costs primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines, certain coated equipment and other maintenance-related items.

EBITDA was $281 million and $262 million for 2007 and 2006. Significant items in 2007 include $14 million in equity compensation and $3 million of costs for activities related to the subsequently withdrawn initial public offering of NewPage Holding’s common stock. Significant items in 2006 included the $65 million gain on the sale of the hydroelectric generating facilities, $47 million of unrealized non-cash losses on the basket option contract, equity compensation expense of $11 million, $8 million of expenses for transition costs and $19 million of non-cash charges and loss on the sale of the carbonless business included in the loss from discontinued operations. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

2006 Successor Compared to 2005 Combined Successor and Predecessor

Net sales for 2006 were $2,038 million compared to $1,863 million for 2005, an increase of 9.4%. The increase was driven by an increase in average coated paper prices from $872 per ton in 2005 to $893 per ton in 2006 and an increase in coated paper sales volume from 2,032,000 tons in 2005 to 2,116,000 tons in 2006. During 2006, we did not take market-related downtime with respect to coated paper, compared to 57,000 tons of market-related downtime in 2005.

Cost of sales for 2006 was $1,825 million compared to $1,690 million for 2005, an increase of 8.0%. Our gross margin for 2006 improved to 10.5%, compared to 9.2% for 2005. The improved gross margin was driven by higher sales prices, productivity improvement initiatives, and lower depreciation and amortization expense, offset by higher wood, energy, and chemical costs and higher incremental costs associated with the planned maintenance shutdown which took place at our Escanaba, Michigan facility. Depreciation and amortization expense decreased to $152 million in 2006 from $160 million in 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition of our predecessor. This decrease in depreciation and amortization expense was partially offset by $11 million in accelerated depreciation expense associated with the permanent shutdown of our No. 7 paper machine at our Luke, Maryland facility, during the fourth quarter of 2006. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Energy costs in 2006 increased sharply over 2005 as a result of higher costs for refined petroleum products. Increases in the price of crude oil also affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. The cost of chemicals in 2006 increased slightly over 2005, primarily as a result of increases in latex and starch prices.

We recorded a charge in cost of sales in the fourth quarter of 2006 totaling $17 million, including $11 million of accelerated depreciation expense, resulting from the shutdown of our No. 7 paper machine at our Luke mill.

Maintenance expense at our mills totaled $168 million and $173 million in 2006 and 2005. In conjunction with our annual maintenance shutdowns, we had incremental costs for 2006 and 2005 of $20 million and $7 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills. The $13 million increase in incremental costs from 2005 to 2006 was primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines and certain coated equipment and other maintenance-related items during the third quarter of 2006.

Selling, general and administrative expenses were $112 million for 2006 compared to $100 million for 2005. Included in SG&A for 2006 were equity compensation expense of $11 million, primarily for former executive officers and transitional costs of $8 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. Included in SG&A for 2005 were transitional costs of $14 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses increased slightly in 2006 to 5.5% from 5.4% in 2005.

Interest expense for 2006 was $165 million compared to $142 million for 2005 primarily as a result of the interest expense incurred on the debt issued to finance the acquisition of our predecessor. For periods prior to the acquisition of our predecessor, interest expense relates to long-term debt specifically related to certain mill facilities. Interest expense for NewPage only for 2006 was $146 million compared to $132 million in 2005.

Other (income) expense primarily consists of a gain of $65 million on the sale of the two hydroelectric generating facilities in 2006 and a non-cash loss of $47 million and $25 million in 2006 and 2005, determined based on the mark-to-market value of the basket option contract.

The income tax expense (benefit) for 2006 and 2005 was $(3) million and $(10) million. For the periods subsequent to the acquisition of our predecessor, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history and our predecessor’s history of losses over the past three years. In 2005, in accordance with SFAS No. 109, we allocated $3 million of tax expense to other comprehensive income and $3 million of tax expense to income from discontinued operations and treated the corresponding offsets as an allocation to tax benefit from continuing operations.

Net income (loss) was $(52) million in 2006 compared to net income (loss) of $(75) million in 2005. Significant items in 2006 included a $65 million gain on the sale of the hydroelectric generating facilities, a charge of $17 million associated with the announced shutdown of our No. 7 paper machine at Luke, a $47 million non-cash loss for the basket option contract, higher interest expense of $23 million and $13 million of higher incremental costs primarily attributable to the planned shutdown which took place at our Escanaba operations for improvements to one of our paper machines and certain coated equipment and other maintenance-related items. Significant items in 2005 included a non-cash loss of $25 million for the basket option contract and $14 million of expenses for transition costs. In addition, 2006 net loss was lower as a result of higher sales prices, higher sales volumes and productivity improvements. These items were partially offset by higher costs for chemicals, wood and energy.

EBITDA was $262 million and $231 million for 2006 and 2005. Significant items in 2006 included a $65 million gain on the sale of the hydroelectric generating facilities, a $47 million non-cash loss for the basket option contract, equity compensation expense of $11 million, $8 million of expenses for transition costs and $19 million of non-cash charges and loss on the sale of the carbonless business included in the loss from discontinued operations. Significant items in 2005 included a non-cash loss of $25 million for the basket option contract and $14 million of expenses for transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

In July 2005, the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company L.P., a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006, we accounted for this investment using the equity method of accounting. As of January 1, 2006, we consolidated the limited partnership. The consolidation did not have a material effect on our financial position, results of operations or compliance with our debt covenants.

Carbonless Paper Business

Net sales for our former carbonless paper segment were $106 million and $418 million in 2006 and 2005. Net sales in 2006 include the three months of activity prior to the sale of the business, effective April 1, 2006.

The former carbonless paper segment incurred a loss before taxes of $16 million and $1 million in 2006 and 2005. The loss for 2006 includes a $19 million loss on sale of the business which was offset by lower depreciation and amortization expense of $16 million.

Reconciliation of Net Income (Loss) to EBITDA

EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of our performance under GAAP, is not intended to represent net income (loss), and should not be used as an alternative to net income (loss) as an indicator of performance. EBITDA is shown because it is a primary component of certain covenants under our senior secured credit facilities and is a basis upon which our management assesses performance. In addition, our management believes EBITDA is useful to investors because it and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA instead of net income (loss) has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our current cash expenditure requirements, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

Because of these limitations, EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) to EBITDA:

					Non-GAAP
	Successor - NewPage Holding Corp.			Predecessor Four Months Ended April 30, 2005	Combined Predecessor and Successor Year Ended Dec. 31, 2005
(in millions)	Year Ended Dec. 31, 2007	Year Ended Dec, 31 2006	Eight Months Ended Dec. 31, 2005
Net income (loss)	$(22)	$(52)	$(67)	$(8)	$(75)
Interest expense	175	165	121	21	142
Income tax (benefit) (including amount in discontinued operations)	(6)	(3)	(4)	(7)	(11)
Depreciation and amortization (including amount in discontinued operations)	134	152	99	76	175

EBITDA	$281	$262	$149	$82	$231

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009; early adoption is prohibited. We are currently evaluating the potential effect, if any, of the adoption of SFAS No. 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us as of January 1, 2009; early adoption is prohibited. The adoption of SFAS No. 160 will result in the reclassification of minority interests to shareholders’ equity. We are currently evaluating further effects, if any, of this standard on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For items covered by FSP FAS 157-2, SFAS No. 157 will now go into effect for us as of January 1, 2009. The adoption of SFAS No. 157 for financial related items did not have a material effect on our consolidated financial position, results of operations or cash flows. We are still evaluating the potential effect of adoption of SFAS No. 157 for non-financial items.

Liquidity and Capital Resources

We had outstanding aggregate indebtedness at December 31, 2007, of $3,086 million, which includes $2,925 million at NewPage. Beginning in 2011, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to that time or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity, in addition to our existing cash balances. As of December 31, 2007, there were no borrowings outstanding under the revolving senior secured credit facility and based on availability under the borrowing base as of that date, we had $380 million of additional borrowing availability under the revolving senior secured credit facility after taking into account $74 million in letters of credit. Our cash and cash equivalents was $143 million at December 31, 2007. Based on our current level of operations, we believe our cash flow from operations, available borrowings under our revolving senior secured credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

Cash Flows

Cash provided by operating activities was $277 million during 2007 compared to $180 during 2006. The change was largely a result of strong sales demand during the second half of 2007 that resulted in a reduction in inventories and an increase in accrued expenses for sales-related costs during 2007. During 2007, for investing activities we used $102 million for capital expenditures and $1.5 billion for the Acquisition. Financing activities in 2007 included $2 billion in proceeds from the issuance of debt in connection with the Acquisition, offset by $62 million in payments of deferred financing costs and $524 million in payments on the long term debt. We increased our cash and cash equivalents at the end of the period by $99 million to a balance of $143 million as of December 31, 2007.

Cash provided by operating activities was $180 million during 2006 compared to $171 million during 2005 (combined predecessor and successor). The increase was largely a result of better management of inventory and accounts payable after the acquisition of our predecessor in 2005, offset in part by a decrease in cash flows from the discontinued carbonless business. During 2006, we had cash provided by investing activities of $140 million, consisting of proceeds from the sale of assets of $229 million offset by capital expenditures of $88 million. We used the proceeds from the sale of assets and cash generated from operating activities to fund capital expenditures, to pay down long-term debt by $270 million and to increase cash and cash equivalents on hand by $43 million.

Indebtedness

NewPage’s senior secured credit facilities include a $1,600 million term loan facility, with a stated maturity of 2014, and up to $500 million in available revolving loan borrowings, with a stated maturity of 2012. The revolving loan and term loan facilities mature on the earlier of (i) the stated maturity date and (ii) the date that is 181 days prior to the scheduled maturity date of the existing senior secured notes, the senior subordinated notes, the NewPage Holding PIK Notes and any refinancing thereof. Our weighted-average interest rate on the outstanding balance of the term loan facility at December 31, 2007 was 8.7%. NewPage’s senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. NewPage’s senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of December 31, 2007, we were in compliance with all covenants. The maturity date of the senior secured credit facilities may be accelerated if we are unable to refinance our notes prior to their maturity.

The revolving senior secured term loan facility has a first lien on NewPage’s and its guarantor subsidiaries’ cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage Holding, NewPage and its guarantor subsidiaries. The term loan has a first lien on the capital stock of NewPage, the capital stock of its guarantor subsidiaries, and all of its assets and the assets of its guarantor subsidiaries, other than cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage Holding, NewPage and its guarantor subsidiaries. It also has a second lien on NewPage’s and its guarantor subsidiaries’ cash, deposit accounts, accounts receivable, inventory, and intercompany debt owed to NewPage Holding, NewPage and its guarantor subsidiaries. The senior secured notes have a second lien on all of NewPage’s assets and the assets of its guarantor subsidiaries other than the capital stock of its guarantor subsidiaries, intercompany debt owed to NewPage Holding, NewPage and its guarantor subsidiaries, cash, deposit accounts, accounts receivable and inventory.

NewPage also has outstanding $225 million of floating-rate senior secured notes due 2012, $806 million of 10% senior secured notes due 2012 and $200 million of 12% senior subordinated notes due 2013. The 2012 senior secured notes and the related subsidiary guarantees are secured equally and ratably by second priority liens on substantially all of the assets of NewPage and its subsidiaries, other than cash deposit accounts, accounts receivables, inventory, the stock of NewPage’s subsidiaries and intercompany debt. The indentures governing these NewPage Notes contain customary financial and other covenants.

We have an outstanding capital lease for a paper machine that was part of the Acquisition with a balance of $146 million as of December 31, 2007. The lease requires payments of approximately $7 million per year and has a basic lease term which expires in 2014. At the end of the basic lease term, we have the option to purchase the machine or the lessor can require us to renew the lease through 2025. The lease contains purchase options at amounts approximating fair market value in 2010 and at lease termination.

We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our floating-rate debt. We have a $150 million notional amount interest rate swap expiring June 2009 and a $150 million notional amount interest rate swap expiring June 2010. The interest rate we receive is based on LIBOR and we pay a weighted-average fixed rate of 4.1% on the interest rate swaps. We also have a $150 million notional amount interest rate cap with a cap rate of 4.5% that expires June 2008.

In January 2008, we entered into four additional interest rate swap agreements with an aggregate notional amount of $1,050 million to hedge the variability of cash flows on a portion of our floating-rate debt. The interest rate swaps have notional amounts of $300 million, $300 million, $250 million and $200 million and expire December 2009, December 2010, December 2011 and December 2012, respectively. The interest rate we receive is based on LIBOR and we pay a weighted-average fixed rate of 3.6% on these interest rate swaps.

We do not have any off-balance sheet arrangements.

Capital Expenditures

Capital expenditures were $102 million for the year ended December 31, 2007. Capital expenditures for 2008 are expected to be approximately $235 million and are expected to consist of approximately $60 million for capital expenditures associated with achieving the synergies of the Acquisition, approximately $50 million for maintenance capital projects and approximately $2 million for environmental projects. We expect capital expenditures to be approximately $165 million in 2009. We expect to fund our capital expenditures from cash flows from operations and our existing revolving senior secured credit facility.

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. We incurred capital expenditures of $18 million in 2007, and we expect to incur capital expenditures of approximately $2 million in each of 2008 and 2009 in order to maintain compliance with applicable environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of December 31, 2007:

(in millions) Contractual Obligations	Total	2008	2009-10	2011-12	There-after
Long-term debt (1)	$3,148	$16	$32	$1,063	$2,037
Interest expense (2)	1,796	279	554	504	459
Operating leases	31	7	10	7	7
Fiber supply agreements (3)	1,532	431	496	318	287
Purchase obligations	371	120	140	87	24
Pension/postretirement plans	309	—	82	82	145
Other long-term obligations	42	—	13	4	25

Total	$7,229	$853	$1,327	$2,065	$2,984

Other Commercial Commitments
Standby letters of credit (4)	$74	$74	$—	$—	$—

Total	$74	$74	$—	$—	$—

(1)

Amounts shown represent scheduled maturities and do not take into account any acceleration of indebtedness resulting from mandatory payments required for events such as asset sales or under the excess cash flows provisions of our financing instruments. The amounts for NewPage Corporation are $2,977, $16, $32, $1,063 and $1,866 for total, 2008, 2009-10, 2011-12 and thereafter, respectively.

(2)

Amounts include contractual interest payments using the interest rates as of December 31, 2007 applicable to our variable-rate debt and stated fixed interest rate for fixed-rate debt. The amounts for NewPage Corporation are $1,636, $279, $554, $504 and $299 for total, 2008, 2009-10, 2011-12 and thereafter, respectively.

(3)	The contractual commitments consist of the minimum required expenditures to be made pursuant to the fiber supply agreements.

(4)	We are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2007 and 2006, $1,996 million and $889 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at December 31, 2007, would be $20 million, compared to $9 million at December 31, 2006, without taking into account any interest rate derivative agreements. The increased exposure to interest rate risk at December 31, 2007, relates to the additional indebtedness incurred in connection with the Acquisition.

While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk. As of December 31, 2007 and 2006, we were a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate derivative agreements and rates in effect at December 31, 2007 and 2006, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $15 million and $4 million.

In January 2008, we entered into four additional interest rate swap agreements with an aggregate notional amount of $1,050 million to hedge the variability of cash flows on a portion of our floating-rate debt. The interest rate swaps have notional amounts of $300 million, $300 million, $250 million and $200 million and expire December 2009, December 2010, December 2011 and December 2012, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of NewPage Holding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NewPage Holding Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the eight months ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note M to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and as discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of NewPage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NewPage Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the eight months ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note M to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and as discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dayton, Ohio

March 24, 2008

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 and 2006

Dollars in millions, except per share amounts

	2007	2006
ASSETS
Cash and cash equivalents (Note D)	$143	$44
Accounts receivable, net of allowance for doubtful accounts of $3 and $4	351	149
Inventories (Note E)	584	317
Other current assets	43	26

Total current assets	1,121	536

Property, plant and equipment, net (Note F)	3,564	1,309
Other assets (Note G)	200	140

TOTAL ASSETS	$4,885	$1,985

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$338	$135
Accrued expenses (Note I)	290	120
Current maturities of long term-debt (Note J)	16	5

Total current liabilities	644	260

Long-term debt (Note J)	3,070	1,429
Other long-term obligations	351	42
Deferred income taxes (Note K)	275	22
Commitments and contingencies (Note O)
Minority interest	31	38

STOCKHOLDER’S EQUITY
Common stock, 10 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	632	293
Accumulated deficit	(141)	(119)
Accumulated other comprehensive income	23	20

Total stockholder’s equity	514	194

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,885	$1,985

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2007	2006	2005
Net sales	$2,168	$2,038	$1,281

Cost of sales	1,895	1,825	1,152
Selling, general and administrative expenses	127	112	69
Interest expense (including non-cash interest expense of $47, $29, and $27)	175	165	121
Other (income) expense, net (Note H)	(1)	(25)	18

Income (loss) from continuing operations before taxes	(28)	(39)	(79)
Income tax (benefit)	(6)	(3)	(7)

Income (loss) from continuing operations	(22)	(36)	(72)
Income (loss) from discontinued operations (net of income tax expense of $3 in 2005) (Note T)	—	(16)	5

Net income (loss)	$(22)	$(52)	$(67)

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income		Comprehensive Income (Loss)
	Shares	Amount
Issuance of common stock	10	$—	$284	$		$
Net income (loss)					(67)			$(67)
Additional capital contributed by Escanaba Timber LLC (Note L)			4
Change in unrealized gains on cash-flow hedges, net of tax of $3							5	5
Equity awards (Note L)			1

Balance at December 31, 2005	10	—	289		(67)		5	$(62)

Net income (loss)					(52)			$(52)
Net actuarial gains on defined benefit plans							14
Cash-flow hedges:
Change in unrealized gains							5	5
Reclassification adjustment to net income (loss)							(4)	(4)
Equity awards (Note L)			11
Loan to Maple Timber			(7)

Balance at December 31, 2006	10	—	293		(119)		20	$(51)

Net income (loss)					(22)			$(22)
Net actuarial gains on defined benefit plans, net of tax of $10							9	9
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $2							(3)	(3)
Reclassification adjustment to net income (loss), net of tax benefit of $2							(3)	(3)
Additional capital contributed by NewPage Group in connection with the Acquisition (Note C)			329
Equity awards (Note L)			14
Loan to Maple Timber			(4)

Balance at December 31, 2007	10	$—	$632		$(141)		$23	$(19)

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22)	$(52)	$(67)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations	—	16	(5)
Depreciation and amortization	134	152	99
Non-cash interest expense	47	29	27
(Gain) loss on sale of assets	3	(63)	—
Unrealized (gain) loss on option contracts	—	48	25
Deferred income taxes	(6)	(3)	(4)
Write-off of costs of withdrawn initial public offering	3	—	—
Investee—earnings and distributions	—	—	5
LIFO effect	1	(2)	5
Equity award expense (Note L)	14	11	1
Change in operating assets and liabilities:
Accounts receivable	2	40	(39)
Inventories	56	29	6
Other operating assets	(1)	1	(16)
Accounts payable	4	(30)	59
Accrued expenses and other obligations	42	15	42
Net cash flows of discontinued operations	—	(11)	31

Net cash provided by operating activities	277	180	169

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of acquired cash	(1,486)	—	(1,974)
Proceeds from sale of assets	—	229	—
Capital expenditures	(102)	(88)	(62)
Cash paid for option contracts	—	—	(73)
Net cash flows of discontinued operations	—	(1)	(5)

Net cash provided by (used in) investing activities	(1,588)	140	(2,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	417
Proceeds from issuance of long-term debt and initial draw of revolver	2,008	—	1,719
Payment of financing costs	(62)	(4)	(59)
Distributions from Rumford Cogeneration to limited partners	(8)	(6)	—
Loans to Maple Timber (Note L)	(4)	(7)	—
Payments on long-term debt	(524)	(224)	(2)
Net borrowings (payments) on revolving credit facility	—	(46)	(129)

Net cash provided by (used in) financing activities	1,410	(287)	1,946

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	10	—

Net increase in cash and cash equivalents	99	43	1
Cash and cash equivalents at beginning of period	44	1	—

Cash and cash equivalents at end of period	$143	$44	$1

SUPPLEMENTAL INFORMATION
Cash paid for interest	$128	$139	$67

Non-cash transactions:
Issuance of PIK notes by NewPage Holding as acquisition consideration	$—	$—	$100

Issuance of securities by NewPage Group as acquisition consideration	$329	$—	$—

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 and 2006

Dollars in millions, except per share amounts

	2007	2006
ASSETS
Cash and cash equivalents (Note D)	$143	$44
Accounts receivable, net of allowance for doubtful accounts of $3 and $4	351	149
Inventories (Note E)	584	317
Other current assets	43	27

Total current assets	1,121	537

Property, plant and equipment, net (Note F)	3,564	1,309
Other assets (Note G)	198	135

TOTAL ASSETS	$4,883	$1,981

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$338	$134
Accrued expenses (Note I)	290	120
Current maturities of long term-debt (Note J)	16	5

Total current liabilities	644	259

Long-term debt (Note J)	2,909	1,289
Other long-term obligations	351	42
Deferred income taxes (Note K)	293	22
Commitments and contingencies (Note O)
Minority interest	31	38

STOCKHOLDER’S EQUITY
Common stock, 100 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	729	400
Accumulated deficit	(97)	(89)
Accumulated other comprehensive income	23	20

Total stockholder’s equity	655	331

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,883	$1,981

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2007	2006	2005
Net sales	$2,168	$2,038	$1,281

Cost of sales	1,895	1,825	1,152
Selling, general and administrative expenses	124	112	69
Interest expense (including non-cash interest expense of $26, $10 and $17)	154	146	111
Other (income) expense, net (Note H)	(1)	(25)	18

Income (loss) from continuing operations before taxes	(4)	(20)	(69)
Income tax (benefit)	4	(4)	(7)

Income (loss) from continuing operations	(8)	(16)	(62)
Income (loss) from discontinued operations (net of income tax expense of $3 in 2005) (Note T)	—	(16)	5

Net income (loss)	$(8)	$(32)	$(57)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income		Comprehensive Income (Loss)
	Shares	Amount
Issuance of common stock	100	$—	$394	$		$
Net income (loss)					(57)			$(57)
Additional capital contribution by Escanaba Timber LLC (Note L)			4
Change in unrealized gains on cash-flow hedges, net of tax of $3							5	5
Equity awards (Note L)			1

Balance at December 31, 2005	100	—	399		(57)		5	$(52)

Net income (loss)					(32)			$(32)
Net actuarial gains on defined benefit plans							14
Cash-flow hedges:
Change in unrealized gains							5	5
Reclassification adjustment to net income (loss)							(4)	(4)
Equity awards (Note L)			11
Loans to parent companies			(10)

Balance at December 31, 2006	100	—	400		(89)		20	$(31)

Net income (loss)					(8)			$(8)
Net actuarial gains on defined benefit plans, net of tax of $10							9	9
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $2							(3)	(3)
Reclassification adjustment to net income (loss), net of tax benefit of $2							(3)	(3)
Additional capital contributed by NewPage Group in connection with the Acquisition (Note C)			329
Pushdown from NewPage Holding for reversal of tax valuation allowance attributed to the Acquisition			(9)
Equity awards (Note L)			14
Loans to parent companies			(5)

Balance at December 31, 2007	100	$—	$729		$(97)		$23	$(5)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8)	$(32)	$(57)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations	—	16	(5)
Depreciation and amortization	134	152	99
Non-cash interest expense	26	10	17
(Gain) loss on sale of assets	3	(63)	—
Unrealized (gain) loss on option contracts	—	48	25
Deferred income taxes	4	(4)	(4)
Investee—earnings and distributions	—	—	5
LIFO effect	1	(2)	5
Equity award expense (Note L)	14	11	1
Change in operating assets and liabilities:
Accounts receivable	2	40	(39)
Inventories	56	29	6
Other operating assets	(1)	1	(16)
Accounts payable	4	(30)	59
Accrued expenses and other obligations	43	15	42
Net cash flows of discontinued operations	—	(11)	31

Net cash provided by operating activities	278	180	169

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(1,486)	—	(1,974)
Proceeds from sale of assets	—	229	—
Capital expenditures	(102)	(88)	(62)
Cash paid for option contracts	—	—	(73)
Net cash flows of discontinued operations	—	(1)	(5)

Net cash provided by (used in) investing activities	(1,588)	140	(2,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	441
Proceeds from issuance of long-term debt and initial draw of revolver	2,008	—	1,694
Payment of financing costs	(62)	(1)	(58)
Distributions from Rumford Cogeneration to limited partners	(8)	(6)	—
Loans to parent companies (Note L)	(5)	(10)	—
Payments on long-term debt	(524)	(224)	(2)
Net borrowings (payments) on revolving credit facility	—	(46)	(129)

Net cash provided by (used in) financing activities	1,409	(287)	1,946

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	10	—

Net increase in cash and cash equivalents	99	43	1
Cash and cash equivalents at beginning of period	44	1	—

Cash and cash equivalents at end of period	$143	$44	$1

SUPPLEMENTAL INFORMATION
Cash paid for interest	$128	$139	$67

Non-cash transactions:
Issuance of PIK notes by NewPage Holding as acquisition consideration	$—	$—	$100

Issuance of securities by NewPage Group as acquisition consideration	$329	$—	$—

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions, except per share amounts

A.	BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) and its subsidiaries are engaged in the manufacturing, marketing and distribution of printing papers primarily used for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered, newsprint and specialty paper and market pulp. Our products are manufactured at multiple mills in the United States and one mill in Canada and supported by multiple distribution and converting locations. We operate within one operating segment. The consolidated financial statements include the accounts of NewPage Holding and its majority-owned or -controlled subsidiaries. All intercompany transactions and balances have been eliminated.

Unless otherwise noted, the terms “we,” “our” and “us” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense, write-off of costs for a withdrawn initial public offering and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

In July 2005, the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company L.P. (“Rumford Cogeneration”), a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006, we accounted for this investment using the equity method of accounting. As of January 1, 2006, we consolidated the partnership.

Effective April 1, 2006, we completed the sale of our carbonless paper business, which comprised our carbonless paper segment, to P. H. Glatfelter Company. In the quarter ended March 31, 2006, we began reporting the carbonless paper business as a discontinued operation. See Note T for further information.

On December 21, 2007, we acquired all of the common stock of Stora Enso North America Inc. (“SENA”). See Note C for further information.

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

Foreign currency translation

The statements of operations of our Canadian entities, whose functional currencies are the Canadian dollars, are translated into U.S. dollars using the average exchange rates for the period, whereas the balance sheets are translated using the exchange rates at the reporting date. Exchange rate differences arising from the translation of the net investments in foreign entities are recorded as a component of accumulated other comprehensive income.

Concentration of credit risk

We are potentially subject to concentrations of credit risk related to our accounts receivable. The majority of accounts receivable are with paper merchants and printers. We limit our credit risk by performing ongoing credit evaluations, and when deemed necessary, by requiring letters of credit, guarantees or collateral. For each of the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005, sales to our largest customer were approximately 25%, 21% and 21% of net sales. Accounts receivable at December 31, 2007 and 2006, relating to this customer were 23% and 18% of accounts receivable, net. Our ten largest customers accounted for approximately 57%, 54% and 54% of our net sales for each of the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials for U.S.-based operations. Cost of all other inventories, mainly stores and supplies inventories and Canadian inventories, is determined by the average cost and first-in, first-out (FIFO) methods.

Property, plant and equipment

Owned assets are recorded at cost. Costs of renewals and betterments of properties are capitalized. Costs of maintenance and repairs are charged to expense using the direct-expensing method, whereby costs are recorded in the statement of operations in the same period that they are incurred. The cost of plant and equipment is depreciated utilizing the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment.

Impairment of long-lived assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets to be held and used may not be recoverable. If these circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Capitalized software

Capitalized software is included in other assets and is amortized using the straight-line method over the estimated useful lives of 4 to 10 years. We record software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Derivative financial instruments

We use derivative financial instruments primarily to manage our exposure to changes in interest rates. Interest rate swap contracts are accounted for as cash-flow hedges with changes in fair value recorded as a component of accumulated other comprehensive income. The intrinsic portion of interest rate cap contracts are accounted for as cash-flow hedges, with changes in fair value attributed to intrinsic value recorded as a component of accumulated other comprehensive income and any change in fair value attributed to time value recorded currently in interest expense. Accumulated other comprehensive income is reclassified into current period earnings when the hedged transaction affects earnings. We also have a basket option contract on a mix of natural gas, market pulp and the Euro designed to help protect against decreases in the North American prices of coated paper. The basket option contract is accounted for at fair value with changes in the fair value of the contract recorded in other (income) expense. The fair value for a purchased derivative financial instrument is based on the amount we could receive from the counterparty to settle the instrument. These instruments are classified as other assets on our balance sheets.

Fair value of financial instruments

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities. The fair values of the interest rate swaps and cap and the basket option contract were based on quotes from brokers. At December 31, 2007 and 2006, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our assets (liabilities) recorded on our balance sheets for our financial instruments are as follows:

	2007		2006
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Interest rate swaps	$(2)	$(2)	$8	$8
Interest rate cap	—	—	1	1
Basket option	—	—	—	—
Long-term debt:
NewPage Holding	(2,997)	(2,940)	(1,512)	(1,434)
NewPage	(2,834)	(2,779)	(1,360)	(1,294)

Environmental

Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

Landfills and other asset retirement obligations

We follow Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which require that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, in accounting for costs related to the closure and post-closure monitoring of our owned landfills. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

Pension and other postretirement benefits

We maintain various defined benefit pension and other postretirement benefit plans in accordance with the local conditions and practices in the U.S. and Canada. The plans are generally funded through payments to pension funds/trusts or directly by the company and/or employees.

Defined benefit pension and other postretirement benefit expense is recorded on a full accrual basis, as opposed to a cash paid basis, and is reflected in the consolidated statements of operations over the expected working lives of the employees provided with such benefits. The economic and demographic assumptions used in calculating defined benefit pension and other postretirement benefit expense are required to be reviewed and updated periodically to the extent that local market economic conditions and demographics change.

Revenue recognition

We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at the time of shipment for sales where shipping terms transfer title and risk of loss at the shipping point. For sales where shipping terms transfer title and risk of loss at the destination point, revenue is recognized when the goods are received by the customer. For sales made under consignment programs, revenue is recognized in accordance with the terms of the contract. We provide allowances for estimated returns and other customer credits, such as discounts, returns and volume rebates, when the revenue is recognized, based on historical experience. Sales of byproducts produced during the manufacturing process are recognized as a reduction of cost of sales. We do not recognize sales taxes collected from customers as revenue; rather we record these taxes on a net basis in our statement of operations.

International sales

We had net sales to customers outside of the United States of $217, $213 and $122 for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005. We have no material long-lived assets outside of the U.S.

Income taxes

Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize the deferred tax assets in the future. We recognize all income tax-related interest expense and statutory penalties imposed by taxing authorities as income tax expense.

Equity compensation

We follow SFAS No. 123 (Revised), Share-based Payment, which requires that all equity awards to employees be expensed over the vesting period of the award. We use the graded vesting attribution method for recognizing stock compensation cost whereby the cost for a stock award is determined on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

C.	ACQUISITIONS AND RELATED TRANSACTIONS

Acquisition of Stora Enso North America

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of SENA from Stora Enso Oyj (“SEO”) (the “Acquisition”). The purchase price for SENA included $1,516 in cash and $200 of notes issued to SEO by NewPage Group Inc. (“NewPage Group”), NewPage Holding’s direct parent. In addition, SEO received a 19.9% equity interest in NewPage Group.

We acquired SENA in order to create a single business platform and to enable us to remain competitive in the marketplace, serve our customers more efficiently and reach the synergies we have committed to achieve.

Prior to the closing of the Acquisition,

•

Escanaba Timber LLC (“Escanaba Timber”), the immediate parent entity of NewPage Holding, contributed all of the then outstanding shares of capital stock of NewPage Holding to NewPage Group in exchange for shares of common stock of NewPage Group;

•	Escanaba Timber distributed to Maple Timber Acquisition LLC (“Maple Timber”), Escanaba Timber’s immediate parent entity, all of the then outstanding shares of capital stock of NewPage Group; and

•	Maple Timber distributed all of the then outstanding shares of capital stock of NewPage Group to the members of Maple Timber.

As a result of this pre-closing reorganization, NewPage Group became the direct parent entity of NewPage Holding (and consequently the indirect parent of NewPage) and Cerberus Capital Management, L.P. and its affiliates and the other equity owners of Maple Timber were the sole shareholders of NewPage Group prior to the closing of the Acquisition.

The following events occurred simultaneously with the consummation of the Acquisition:

•	NewPage acquired all of the issued and outstanding common stock of SENA and, in exchange, SEO received:

•	$1,516 in cash (subject to final working capital adjustments);

•

shares of common stock representing 19.9% of the outstanding common stock of NewPage Group at the closing of the Acquisition (not taking into account any potential dilution from equity awards issued to management from and after closing pursuant to a new management incentive plan); and

•	senior unsecured notes issued by NewPage Group in the aggregate principal amount of $200 due 2015 (the “NewPage Group PIK Notes”).

•

NewPage entered into senior secured credit facilities, consisting of a $1,600 senior secured term loan facility and a $500 senior secured revolving credit facility and applied the proceeds from the term loan to finance a portion of the Acquisition, repay our prior senior secured credit facilities and pay related expenses;

•	NewPage repaid $450 of term debt outstanding under its credit facility in place immediately prior to consummation of the Acquisition; and

•	NewPage issued $456 of 10% senior secured notes due 2012.

The consolidated balance sheet in these financial statements include the assets acquired and liabilities assumed of SENA and reflect an allocation of purchase price based on fair values at the date of Acquisition. The following shows the reconciliation of the purchase price paid by NewPage:

Cash paid for acquisition disclosed in statement of cash flows	$1,486
NewPage Group equity issued to SEO (at fair value)	123
NewPage Group PIK Notes issued to SEO (at fair value)	206

Total paid for acquisition	1,815
Reversal of valuation allowance on NewPage Holding deferred tax assets	(39)

Net purchase price allocated	$1,776

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the Acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations, final determination of post-closing purchase price adjustments, adjustments for final estimates for restructuring activities, and for uncertain tax positions under FIN 48 and deferred tax positions under FAS 109.

Accounts receivable	$204
Inventory	323
Other current assets	3
Property, plant and equipment	2,285
Other assets	22

Total assets acquired	2,837
Accounts payable	(199)
Other current liabilities	(137)
Capital lease	(146)
Deferred taxes	(285)
Other long-term obligations	(294)

Total liabilities assumed	(1,061)

Net purchase price allocated	$1,776

The results of operations for the year ended December 31, 2007 include the results for SENA from the date of Acquisition. The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2007 and 2006 as if the Acquisition had been completed at the beginning of the year.

Unaudited pro forma financial data	2007	2006
Net sales	$4,476	$4,068
Net income (loss):
NewPage Holding	(109)	(233)
NewPage	(95)	(213)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on that date. Moreover, this information does not necessarily indicate what our future operating results will be. This information includes actual data in 2007 for the period subsequent to the date of the Acquisition. For periods prior to the Acquisition, the unaudited pro forma information includes allocations to SENA of certain expenses no longer incurred after the date of the Acquisition.

Acquisition of printing and writing papers business

NewPage acquired the printing and writing papers group of MeadWestvaco Corporation (“MeadWestvaco”) on May 2, 2005, which was deemed to have been completed on April 30, 2005.

D.	CASH AND CASH EQUIVALENTS

Consolidated cash and cash equivalents include those of Rumford Cogeneration. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of Rumford Cogeneration; however, $1 and $11 of the consolidated cash and cash equivalents at December 31, 2007 and 2006 is the property of Rumford Cogeneration and is not available to NewPage Holding or NewPage until distributed from the partnership to its partners.

E.	INVENTORIES

Inventories as of December 31, 2007 and 2006 consist of:

	2007	2006
Finished and in-process goods	$304	$232
Raw materials	123	32
Stores and supplies	157	53

	$584	$317

Approximately 70% and 83% of inventories at December 31, 2007 and 2006 are valued using the LIFO method. If inventories had been valued at current costs, they would have been valued at $556 and $306 at December 31, 2007 and 2006.

F.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2007 and 2006, consist of:

	2007	2006
Land and land improvements	$118	$56
Buildings	419	122
Machinery and other	3,313	1,319
Construction in progress	80	35

	3,930	1,532
Less: accumulated depreciation and amortization	(366)	(223)

	$3,564	$1,309

See Note P for information related to the capital lease.

G.	OTHER ASSETS

Other assets as of December 31, 2007 and 2006, consist of:

	2007	2006
NewPage:
Prepaid pension asset	$88	$47
Financing costs (net of accumulated amortization of $26 and $15)	70	33
Other	40	55

Subtotal	198	135
NewPage Holding:
Other	2	5

	$200	$140

Amortization expense for NewPage Holding was $19, $17 and $10 for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005. Amortization expense for NewPage Holding for the next five years is expected to be $24 in 2008, $25 in 2009, $24 in 2010, $25 in 2011 and $22 in 2012.

Amortization expense for NewPage was $17, $15 and $9 for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005. Amortization expense for NewPage for the next five years is expected to be $22 in 2008, $23 in 2009, $22 in 2010, $23 in 2011 and $20 in 2012.

H.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This contract is a basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005, include non-cash losses of zero, $47 and $25 determined based on the mark-to-market value of the option contract. This contract expires April 2008 and had a fair value of zero at December 31, 2007 and 2006.

In June 2005, we entered into two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our variable-rate debt. We entered into a $150 notional amount interest rate swap expiring June 2009 and a $150 notional amount interest rate swap expiring June 2010. We receive LIBOR and pay a weighted-average fixed rate of 4.1% on the interest rate swaps. We purchased a $150 notional amount interest rate cap with a cap rate of 4.5% that expires June 2008.

In January 2008, we entered into four interest rate swap agreements with an aggregate notional amount of $1,050 to hedge the variability of cash flows on a portion of our floating-rate debt. The interest rate swaps have notional amounts of $300, $300, $250 and $200 and expire December 2009, December 2010, December 2011 and December 2012. We receive LIBOR and pay a weighted-average fixed rate of 3.6% on these interest rate swaps.

I.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2007 and 2006 consist of:

	2007	2006
Payroll and employee benefit costs	$139	$42
Accrued interest	26	27
Accrued rebates and allowances	25	17
Other	100	34

	$290	$120

J.	LONG-TERM DEBT

The balances of long-term debt as of December 31, 2007 and 2006 are as follows:

	2007	2006
NewPage:
Term loan senior secured credit facility (face amount $1,600 and $524; LIBOR plus 3.75%)	$1,552	$524
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $806 and $350)	804	347
12% senior subordinated notes (face amount $200)	198	198
Capital lease	146	—

Total long-term debt, including current portion	2,925	1,294
Current portion of long-term debt	16	5

Subtotal	2,909	1,289
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $171 and $151; LIBOR plus 7.00%)	161	140

Long-term debt	$3,070	$1,429

In connection with the Acquisition, NewPage entered into senior secured credit facilities consisting of $1,600 under a senior secured term loan facility and $500 under a senior secured revolving credit facility and applied the proceeds from the term loan to finance a portion of the Acquisition, repay our prior senior secured credit facilities and pay related expenses. Included in interest expense for the year ended December 31, 2007, is $17 for the write-off of financing costs related to the pre-Acquisition term loan and unused bridge financing commitment fees.

Substantially all of our assets are pledged as collateral under our various debt agreements.

Principal payments on long-term debt for the next five years are payable as follows: $16 in 2008, $16 in 2009, $16 in 2010, $16 in 2011 and $1,047 in 2012.

See Note P for additional information on the capital lease.

Senior Secured Credit Facilities

The senior secured credit facilities consist of a senior secured term loan of $1,600 and a senior secured revolving credit facility of $500. The senior secured credit facilities may be accelerated if we are unable to refinance the senior secured and subordinated notes prior to their maturity. Subject to customary conditions, including the absence of defaults under the revolving credit facility, amounts available under the revolving credit facility may be borrowed, repaid and re-borrowed, including in the form of letters of credit and swing line loans, until the maturity date thereof. The revolving credit facility may be utilized to fund our working capital, to fund permitted acquisitions and capital expenditures, and for other general corporate purposes. The availability under our revolving credit facility is reduced by our outstanding letters of credit, which totaled $74 and $47 at December 31, 2007 and 2006. The amount of loans and letters of credit available to us pursuant to the revolving credit facility is limited to the lesser of $500 or an amount determined pursuant to a borrowing base. Based on availability under the borrowing base as of December 31, 2007, we had $380 of additional borrowing availability under the revolving credit facility. The revolving credit facility matures the first to occur of (i) December 21, 2012 and (ii) the date that is 181 days prior to the scheduled maturity date of the term loan, senior secured notes, senior subordinated notes, the NewPage Holding PIK notes, and any refinancing thereof. Amounts outstanding under our revolving credit facility bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 1.00%, or (ii) LIBOR plus 2.00%. The interest rate spreads are subject to reduction upon meeting certain leverage thresholds or upon the occurrence of an initial public offering. Certain customary fees are payable to the lenders and the agents under the senior secured credit facilities, including, without limitation, a commitment fee for our revolving credit facility based upon non-use of available funds and letter of credit fees and issuer fronting fees.

The term loan matures on the first to occur of (i) December 21, 2014 and (ii) the date that is 181 days prior to the scheduled maturity date of the senior secured notes, senior subordinated notes, the NewPage Holding PIK notes, and any refinancing thereof and will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the senior term facility, with the balance payable at maturity. Future payments are reduced ratably for early principal repayments. The term loan is subject to mandatory prepayment with, in general, (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (iii) 50% of the net cash proceeds of equity offerings; (iv) 100% of the net cash proceeds of debt incurrence (other than debt incurrence permitted under the term facility); and (v) 50% of our excess cash flow, as defined in the senior secured credit facility; generally the mandatory prepayment rates decline in accordance with a leverage ratio test. The loans under the term loan facility bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 2.75%, or (ii) LIBOR plus 3.75%. The interest rate spreads are subject to reduction upon meeting certain leverage thresholds or upon the occurrence of an initial public offering. Our weighted-average interest rate on the outstanding balance at December 31, 2007 and 2006 was 8.7% and 8.5%.

The senior secured credit facilities are jointly and severally guaranteed by our parent and each of our guarantor subsidiaries. Subject to certain customary exceptions, we and each of the guarantors granted to the lenders under the revolving credit facility a first priority security interest in and lien on our and our guarantor subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent and our guarantor subsidiaries. Subject to certain customary exceptions, we and each of the guarantors granted to the lenders under the term loan (i) a first priority security interest in and lien on substantially all of our and our guarantor subsidiaries’ present and future property and assets (other than cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent and our guarantor subsidiaries), including the capital stock of our guarantor subsidiaries and 65% of the capital stock of our foreign subsidiaries, if any, as well as our capital stock owned by our parent and (ii) a second priority security interest in and lien on our and our guarantor subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent or our guarantor subsidiaries.

The senior secured credit facilities contain various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to our company from our subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities. In addition, under the term loan (and under the revolving credit facility to the extent that our unused borrowing availability under the revolving credit facility plus excess cash are below $50 for 10 consecutive business days or $25 for three consecutive days), we are required to comply with specified financial ratios and tests, including a minimum interest and fixed charge coverage ratios, maximum senior and total leverage ratios and maximum capital expenditures.

Floating Rate and 10% Senior Secured Notes

The senior secured notes consist of $806 face value of 10% senior secured notes and $225 of floating rate senior secured notes. The senior secured notes mature on May 1, 2012. Interest on the 10% senior secured notes is payable semi-annually in arrears on May 1 and November 1. Interest on the 10% senior secured notes is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the floating rate senior secured notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.25% (11.2% and 11.6% at December 31, 2007 and 2006). We pay interest on the floating rate senior secured notes quarterly, in arrears, on every February 1, May 1, August 1 and November 1.

The senior secured notes are secured on a second-priority basis by liens on all of the assets of NewPage and the guarantors other than the collateral securing the revolving credit facility and the stock of our subsidiaries; are subordinated, to the extent of the value of the assets securing that indebtedness, to the senior secured credit facility; are senior in right of payment to our existing and future subordinated indebtedness, including the senior subordinated notes; and are jointly and severally unconditionally guaranteed by most of our subsidiaries.

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

12% Senior Subordinated Notes

The senior subordinated notes consist of $200 face value senior subordinated notes that mature on May 1, 2013. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, including the senior secured notes and borrowings under the senior secured credit facilities. Interest on the senior subordinated notes accrues at the rate of 12.0% per annum and is payable semi-annually in arrears on May 1 and November 1. The senior subordinated notes are jointly and severally guaranteed by most of our subsidiaries.

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

NewPage Holding Senior Unsecured PIK Notes

The NewPage Holding PIK Notes are due November 1, 2013. Interest accrues at a rate per annum, reset semi-annually, equal to LIBOR plus 7.00% (11.8% and 12.4% at December 31, 2007 and 2006) and is payable by the issuance of additional NewPage Holding PIK Notes until maturity. The NewPage Holding PIK Notes are unsecured and are not guaranteed.

NewPage Holding may redeem all or part of the NewPage Holding PIK Notes at specified redemption prices. Upon a change of control, as defined in the NewPage Holding PIK Notes indenture, and certain asset sales, holders of the NewPage Holding PIK Notes will have the right to require NewPage Holding to repurchase all or part of the holder’s NewPage Holding PIK Notes.

The NewPage Holding PIK Notes indenture contains various customary negative covenants, including restrictions on our ability and the ability of our subsidiaries to (i) incur indebtedness, (ii) allow liens to exist, (iii) permit restrictions to exist on dividends by our subsidiaries, (iv) merge, consolidate or sell assets and (v) enter into transactions with affiliates. The covenants applicable to us and our subsidiaries are substantially the same as the corresponding covenants contained in the indenture for the senior subordinated notes. Additionally, the NewPage Holding PIK Notes indenture contains restrictions on NewPage Holding’s ability to (i) incur additional indebtedness other than (a) NewPage Holding PIK Notes paid as interest and (b) guarantees of the debt obligations of subsidiaries of NewPage Holding and (ii) pay dividends. The NewPage Holding PIK Notes indenture contains customary events of default.

K.	INCOME TAXES

The principal current and noncurrent deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	NewPage
	Holding		NewPage
	2007	2006	2007	2006
Deferred tax assets:
Intangible assets	$67	$88	$67	$88
Compensation-related costs	154	18	154	18
Net operating loss carryforwards	603	75	602	75
Tax credits	42	4	42	4
Other accruals and reserves	55	25	38	14

Total deferred tax assets	921	210	903	199
Valuation allowance	(391)	(42)	(391)	(30)

Net deferred tax assets	530	168	512	169

Deferred tax liabilities:
Property, plant and equipment	(760)	(154)	(760)	(154)
Inventory	(10)	(1)	(10)	(1)
Other	(16)	(14)	(16)	(14)

Total deferred tax liabilities	(786)	(169)	(786)	(169)

Net deferred liability	$(256)	$(1)	$(274)	$—

Included in the balance sheet:
Other current assets—deferred tax asset	$19	$8	$19	$9
Noncurrent assets—deferred tax asset	—	13	—	13
Noncurrent net deferred tax liability	(275)	(22)	(293)	(22)

Net deferred liability	$(256)	$(1)	$(274)	$—

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 reduction in deferred tax assets and a corresponding decrease in the valuation allowance.

As of January 1, 2007 the implementation had no effect on the beginning balance of accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1
Additions related to the Acquisition	62

Balance at December 31, 2007	$63

The significant components of the income tax provision (benefit) are as follows:

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005
NewPage Holding
Deferred:
U.S. federal	$1	$(19)	$(20)
State and local	(4)	—	(7)

Deferred income tax expense (benefit)	(3)	(19)	(27)
Valuation allowance	3	16	26

	—	(3)	(1)
Allocation to loss from discontinued operations	—	—	3
Allocation to other comprehensive income	6	—	3

Income tax (benefit)	$(6)	$(3)	$(7)

NewPage
Deferred:
U.S. federal	$10	$(13)	$(16)
State and local	(4)	1	(7)

Deferred income tax expense (benefit)	6	(12)	(23)
Valuation allowance	4	8	22

	10	(4)	(1)
Allocation to loss from discontinued operations	—	—	3
Allocation to other comprehensive income	6	—	3

Income tax (benefit)	$4	$(4)	$(7)

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to continuing operations and taxes computed at the U.S. federal statutory rate:

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005
NewPage Holding
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(10)	$(13)	$(28)
State and local income taxes, net of federal benefit	(4)	2	(5)
Permanent differences	6	3	—
Tax credits	(1)	(2)	—
Valuation allowance	3	16	26
Other	—	(9)	—

Income tax (benefit)	$(6)	$(3)	$(7)

Effective tax rate	19.1%	8.3%	9.6%

NewPage
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(1)	$(7)	$(24)
State and local income taxes, net of federal benefit	(4)	2	(5)
Permanent differences	6	3	—
Tax credits	(1)	(2)	—
Valuation allowance	4	8	22
Other	—	(8)	—

Income tax (benefit)	$4	$(4)	$(7)

Effective tax rate	(101.4)%	18.6%	10.4%

We file income tax returns in the United States for federal and various state jurisdictions and in Canada. As of December 31, 2007, we have filed tax returns for the periods ended December 31, 2006 and 2005 and these periods are still open for examination by various taxing authorities. Wisconsin tax returns filed by SENA are still open for examination for periods from 1997 through 2006. Canadian tax returns filed by SENA are still open for examination for periods from 2002 through 2006.

The federal net operating loss carryforward at December 31, 2007 was $883 and is available to reduce federal taxable income through 2027. The Canadian federal net operating loss carryforward available to reduce Canadian federal taxable income at December 31, 2007 was Canadian $887 and expires between 2012 and 2014. We have recorded a valuation allowance against our net deferred tax assets for Canadian federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our history of losses over the past three years.

L.	EQUITY

As of December 31, 2007, NewPage Group was the sole holder of record of the shares of NewPage Holding common stock and NewPage Holding was the sole holder of record of the shares of NewPage common stock. There is no established public trading market for our common stock and we have never paid or declared a cash dividend on the common stock. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends. On December 21, 2007, Escanaba Timber contributed all of the then outstanding common stock of NewPage Holding to NewPage Group in exchange for shares of common stock of NewPage Group. During January 2008, a reverse common stock split was declared and became effective as of February 29, 2008, which decreased the authorized shares of NewPage Holding to ten shares. All share and per share information has been adjusted to reflect this reverse split.

In conjunction with the Acquisition, we recorded an equity investment of $329 from NewPage Group, which consists of the fair value for the NewPage Group PIK Notes of $206 and the fair value of the 19.9% ownership of NewPage Group’s common stock of $123 issued to SEO.

In conjunction with the acquisition of the printing and writing papers group of MeadWestvaco, we received an equity investment of $415 in common stock from Escanaba Timber LLC, our direct parent at the time of the acquisition. The allocation of the purchase price to Escanaba Timber LLC and NewPage was made in proportion to each entity’s share of the fair value of the total assets acquired and was not based on the individual legal entity’s issuance of consideration to MeadWestvaco. Below is a reconciliation between the $415 equity investment and the amount recorded in additional paid-in capital:

Equity contribution from Escanaba Timber	$415
Unvested restricted equity awards	(2)

Proceeds from capital contributions	413
Excess consideration contributed from Escanaba Timber over fair value of assets acquired	(129)

Proceeds from capital contributions in statement of stockholder’s equity	$284

Equity Compensation

Maple Timber Management Interests

Certain members of our management were granted Common Percentage Interests (“Management Interests”) of Maple Timber, our former indirect parent, relating to our business. The equity interests of Maple Timber were classified into two separate series, one relating to our business and one relating to the business of Escanaba Timber. The series of equity interests relating to our business consisted of Class A Common Percentage Interests, Class B Common Percentage Interests, Class C Common Percentage Interests and Preferred Percentage Interests. In connection with the equity reorganization, all unvested Management Interests became vested as of December 21, 2007, the Management Interests were exchanged for NewPage Group common stock, and we recognized additional expense of $8 in 2007 as a result of the modification.

The fair value of Management Interests granted totaled $3 and $2 for the year ended December 31, 2006 and eight months ended December 31, 2005.

Included in selling, general and administrative expenses, we have recognized expense related to the Management Interests of $13, $11 and $1 for the years ended December 31, 2007 and 2006 and eight months ended December 31, 2005. The 2007 expense includes $4 for the repurchase of unvested equity interests granted to former executive officers and the $8 for the vesting of the unvested Management Interests. The 2006 expense includes $9 for the repurchase of unvested equity interests granted to former executive officers.

Under repurchase agreements entered into with each of the executive officers, Maple Timber agreed to repurchase all of the executive officer’s Paper Class A Common Percentage Interests and Paper Class B

Common Percentage Interests. NewPage loaned an aggregate of $11 to Maple Timber and $5 in January 2008 to NewPage Group to enable each entity to satisfy its repurchase obligations, which was recorded as a reduction in shareholder’s equity as repayment is not assured.

Furthermore, certain other members of our management were issued options to purchase Class A Common Percentage Interests that only vest upon the occurrence of a change of control or an initial public offering. These options expire ten years from the date of issuance. In connection with the equity reorganization these options were converted to options to purchase NewPage Group common stock.

NewPage Group Equity Incentive Plan

In 2007, the board of directors of NewPage Group adopted the NewPage Group Equity Incentive Plan and authorized 9.9 million shares for issuance under the plan. The incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance awards (including cash performance awards) and other equity-based awards. Grants of stock options and other stock-based compensation awards are approved by the compensation committee of NewPage Group’s board of directors.

Stock options expire not later than ten years from the date of grant. Effective as of December 21, 2007, options on 6,282,315 shares were awarded under the plan. Half of the options will vest in three equal annual installments through December 31, 2010. The other 50% of the options will vest in three equal annual installments only if performance targets are met during 2008, 2009 and 2010. All options will vest only to the extent the employee remains employed by us on each vesting date. However, a portion of the options will automatically vest upon a change of control or an initial public offering. Because the performance targets are determined annually, the performance-based options will not be considered granted until the performance criteria are approved by the compensation committee. Thus, while the performance-based options have already been awarded, for accounting purposes they will not be considered granted until the performance criteria are approved by the compensation committee in a future period.

The following table summarizes activity in the plan:

		Weighted-
		average
		exercise
Shares of NewPage Group issuable under stock options, in thousands	Options	price
Maple Timber options converted	232	$0.98
Granted	3,141	21.22

Outstanding at December 31, 2007	3,373	19.83

None of the outstanding options were exercisable as of December 31, 2007. The outstanding options at December 31, 2007, have a weighted-average remaining contractual life of 9.8 years. As of December 31, 2007, unrecognized compensation cost for the options totaled $34. Stock compensation expense is expected to be $21, $9 and $4 in 2008, 2009 and 2010 for these options.

We utilize a Black-Scholes pricing model to determine the fair value of options granted in accordance with SFAS 123R. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors (term of option). We estimate the expected term of options granted by incorporating the contractual term of the options and employees’ expected exercise behaviors. We estimate the volatility of our common stock by considering volatility of appropriate peer companies and adjusting for factors unique to our stock, including the effect of debt leverage. Assumptions used to determine the fair value of option grants are as follows:

Year ended
December 31,
2007
Weighted-average fair value of options granted	$12.28
Weighted average assumptions used for grants:
Expected volatility	60%
Risk-free interest rate	3.7%
Expected life of option (in years)	6

Included in selling, general and administrative expenses, we have recognized expense for the options granted in 2007 of $1 for the year ended December 31, 2007.

M.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

We provide retirement benefits for certain U.S. and Canadian employees. In the U.S., pension benefits are provided through employer-funded qualified (funded) and non-qualified (unfunded) defined benefit plans and are a function of either years worked multiplied by a flat monetary benefit, or of years worked multiplied by the best five years average earnings out of the last ten years, during an employee’s pensionable service. In Canada, pension benefits are provided through employer- and employee-funded defined benefit plans and benefits are a function of years worked and average final earnings during an employee’s pensionable service. Certain of the U.S. and Canadian pension benefits are provided in accordance with collective bargaining agreements. Where pre-funding is required, independent actuaries determine the employer contributions necessary to meet the future obligations of the plans and such plan assets are held in trust for the plans. Benefits under our Canadian supplemental pension plan are unfunded but are secured through a letter of credit arrangement (Note O). Plan assets were measured as of December 31, 2007 and September 30, 2006.

We also provide other retirement and post-employment benefits for certain U.S. and Canadian employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These are provided through various employer- and/or employee-funded postretirement benefit plans. We generally fund the employer portion of these other postretirement benefits on a pay-as-you-go basis. In certain instances in the U.S., benefits have been pre-funded through a Voluntary Employee Benefit Association (“VEBA”). These other postretirement benefit obligations are not required to be pre-funded. For certain U.S. postretirement healthcare plans the employer contributions toward the annual healthcare premium equivalent for retirees are limited to a specific monetary value or percentage, in which instance the remainder of the premium equivalent is the responsibility of the retiree. Certain of the U.S. and Canadian other postretirement benefits are provided in accordance with collective bargaining agreements.

We also sponsor defined contribution plans for certain U.S. employees. Employees may elect to contribute a percentage of their salary on a pre-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. The employer may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain objectives. Certain of the U.S. defined contribution benefits are provided in accordance with collective bargaining agreements. During the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005, we incurred expenses of $16, $15 and $10 for employer contributions to these defined contribution plans.

The following table sets forth the changes in the benefit obligation relating to defined benefit pension and other postretirement benefits and fair value of plan assets during the year and also the funded status of our defined benefit pension and other postretirement benefit plans showing the amounts recognized in our consolidated balance sheets as of December 31, 2007 and 2006. The U.S. defined benefit pension obligations include unfunded liabilities of $12 and zero as of December 31, 2007 and 2006, associated with a non-qualified defined benefit pension plan in the U.S.

	2007				2006
	Pension Plans		Other Post- retirement Plan		Pension Plans	Other Post- retirement Plan
	U.S.	Canada	U.S.	Canada	U.S.	U.S.
Benefit obligation at beginning of period	$197	$—	$23	$—	$254	$30
Acquisition	804	325	247	26	—	—
Service cost	9	—	1	—	9	1
Interest cost	16	1	2	—	12	1
Plan participant contributions	—	—	1	—	—	—
Benefits paid	(12)	—	(2)	—	(7)	(1)
Settlement	—	—	—	—	(68)	—
Curtailment	—	—	—	—	—	(8)
Termination benefits	1	—	—	—	—	1
Actuarial (gains) losses	(8)	7	—	1	(3)	(1)

Benefit obligation at end of period	1,007	333	272	27	197	23

Fair value of plan assets at beginning of period	244	—	—	—	305	—
Acquisition	808	296	10	—	—	—
Actual return on plan assets	44	—	—	—	27	—
Plan participant contributions	—	—	1	—	—	—
Employer contributions	—	—	1	—	—	1
Settlement	—	—	—	—	(81)	—
Benefits paid	(12)	—	(2)	—	(7)	(1)

Fair value of plan assets at end of period	1,084	296	10	—	244	—

Funded status at end of period	$77	$(37)	$(262)	$(27)	$47	$(23)

	2007				2006
	Pension Plans		Other Post- retirement Plans		Pension Plan	Other Post- retirement Plan
	U.S.	Canada	U.S.	Canada	U.S.	U.S.
Included in the balance sheet:
Other assets	$89	$—	$—	$—	$47	$—
Accrued expenses	(1)	—	(27)	—	—	(1)
Other long-term obligations	(11)	(37)	(235)	(27)	—	(22)

Total net asset (liability)	$77	$(37)	$(262)	$(27)	$47	$(23)

Weighted-average assumptions:
Discount rate	6.4%	5.5%	6.1%	5.0%	5.9%	5.7%
Long-term expected rate of return on plan assets	7.9%	7.0%	4.5%	—	7.4%	—
Rate of compensation increase for compensation-based plans	4.5%	2.5%	N/A	N/A	N/A	N/A

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments.

The amounts in accumulated other comprehensive income that have not been recognized as components of net periodic defined benefit pension and other postretirement benefit cost as of December 31, 2007 and 2006 are as follows:

	2007				2006
	Pension Plans		Other Post- retirement Plans		Pension Plan	Other Post- retirement Plan
	U.S.	Canada	U.S.	Canada	U.S.	U.S.
Unrecognized net actuarial (gains) losses	$(39)	$8	$(2)	$—	$(12)	$(2)
Deferred taxes	10	—	—	—	—	—

Total accumulated other comprehensive income, net of taxes	$(29)	$8	$(2)	$—	$(12)	$(2)

The estimated net actuarial (gain) and prior service cost for the defined benefit pension plans of the U.S. that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $(1) and less than $1. The estimated net actuarial loss for the Canadian defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is zero. The estimated net actuarial (gain) for U.S. and Canadian other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is zero.

Total accumulated benefit obligation (“ABO”) as of December 31, 2007 and 2006 was $976 and $197 for all defined benefit pension plans in the U.S. and $318 and zero for all defined benefit pension plans in Canada.

For defined benefit pension plans where the ABO exceeds the fair value of plan assets, the ABO, the projected benefit obligation (“PBO”) and the fair value of plan assets as of December 31, 2007 are as follows:

	2007
	U.S.	Canada
ABO	$12	$220
PBO	12	231
Fair value of assets	—	197

For defined benefit pension plans where the PBO exceeds the fair value of plan assets, the ABO, the PBO and fair value of plan assets as of December 31, 2007 are as follows:

	2007
	U.S.	Canada
ABO	$12	$318
PBO	12	333
Fair value of assets	—	296

Pension plan assets are held in trusts with investment policies providing a framework within which to manage the assets in each trust. Weighted-average long-term strategic allocation target ranges for investments for the U.S. pension plans are as follows: cash and cash equivalents 0% to 8%, equity securities 39% to 61%, debt securities 27% to 43%, real estate 5% to 10% and other investments 5% to 10%. In Canada, the investment policy sets the long-term return target for the assets at a real return of 4% and defines the long-term strategic allocation targets for cash and cash equivalents at 0% to 25%, equity securities at 20% to 65%, and debt securities at 10% to 60%.

The expected role of equity investments is to invest in well-diversified portfolios of domestic and international securities. The role of debt investments is to invest in well-diversified portfolios of debt instruments such that the average weighted duration does not exceed the duration of the Lehman Brothers Aggregate Index by more than approximately two years. We review investment policy statements at least once per year. In addition, the portfolios are reviewed at least quarterly to determine their deviation from target weightings and are rebalanced as necessary.

Defined benefit pension plan assets percentage of fair value by asset category at December 31, 2007 and September 30, 2006 are as follows:

	2007		2006
	U.S.	Canada	U.S.
Cash and cash equivalents	6%	5%	—
Equity securities	55%	54%	65%
Debt securities	29%	41%	35%
Real estate	4%	—	—
Other, including alternative investments	6%	—	—

Total	100%	100%	100%

The plans have an expected long-term rate of return on plan assets assumption ranging from 7.4% to 8.0% for the various U.S. plans and of 7.0% for the Canadian plans. These rates were derived based on the capital market assumptions for each designated asset class under the respective trust’s investment policy. The capital market assumptions reflect a combination of historical performance analysis and the forward-looking return expectations of the financial markets.

The investment policy for other postretirement benefits takes into consideration the fact that retiree healthcare obligations are not required to be funded and the pre-funding that exists will be fully utilized within the next fiscal year.

Assumptions related to retiree healthcare benefits as of December 31 are as follows:

	2007		2006
	U.S.	Canada	U.S.
Weighted-average healthcare cost trend rate assumed for next year	8.4%	13.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	6.0%	5.0%
Range of years that the rate reaches the ultimate trend rate depending upon the plan	2011 - 2017	2016	2013

A one-percentage-point change in assumed retiree healthcare costs trend rates would have the following effects at December 31, 2007:

	Increase		Decrease
	U.S.	Canada	U.S.	Canada
Effect on total service and interest cost components	$—	$—	$—	$—
Effect on accumulated postretirement benefit obligation	3	1	(3)	(1)

A summary of the components of net periodic costs and amounts recognized in other comprehensive income for the years ended December 31, 2007 and 2006 and the eight months ended December 31, 2005, is as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006	Eight Months Ended December 31, 2005
	U.S.	Canada	U.S.	U.S.
Pension Plans
Service cost	$8	$—	$9	$8
Interest cost	13	1	12	9
Termination benefits	1	—	—	—
Expected return on plan assets	(20)	(1)	(19)	(16)

Net periodic cost before settlement and curtailment	2	—	2	1
Settlement loss	—	—	5	—
Curtailment loss	—	—	2	—

Net periodic cost (income) after settlement and curtailment	2	—	9	1
Less—cost (income) allocated to discontinued operations	—	—	7	—

Net periodic cost allocated to continuing operations	$2	$—	$2	$1

Weighted-average assumptions:
Discount rate	6.3%	5.7%	5.7%	5.3%
Long-term expected rate of return on plan assets	7.9%	7.0%	7.4%	8.0%
Rate of compensation increase for compensation-based plans	4.5%	2.5%	N/A	N/A

	Year Ended December 31, 2007		Year Ended December 31, 2006	Eight Months Ended December 31, 2005
	U.S.	Canada	U.S.	U.S.
Other Postretirement Plans
Service cost	$1	$—	$1	$1
Interest cost	2	—	1	1
Termination benefits	—	—	1	—

Net periodic cost before settlement and curtailment	3	—	3	2
Curtailment (gain) loss	—	—	(8)	—

Net periodic cost (income) after settlement and curtailment	3	—	(5)	2
Less—cost (income) allocated to discontinued operations	—	—	(7)	—

Net periodic cost allocated to continuing operations	$3	$—	$2	$2

Weighted-average assumptions:
Discount rate	6.1%	5.2%	5.6%	5.3%
Long-term expected rate of return on plan assets	4.5%	—	—	—

Estimated future benefit payments for the plans for each of the next five years and for the five years thereafter are expected to be paid as follows:

	Pension Plans		Other Postretirement Plans
	U.S.	Canada	U.S.	Canada
2008	$59	$20	$27	$3
2009	61	19	28	2
2010	62	20	27	2
2011	63	20	27	2
2012	65	20	26	2
2013 through 2017	349	112	117	9

Expected employer contributions to be paid into the plans during the next year are as follows:

	Pension Plans		Other Postretirement Plans
	U.S.	Canada	U.S.	Canada
Expected payments during 2008	$1	$10	$18	$2

Certain of our other postretirement benefit plans have elected to receive a subsidy from the U.S. government pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 related to our continuation of those certain other postretirement benefit plans. The effect of this subsidy reduces 2007 expense for other postretirement benefit plans by less than $1. There was no effect on 2006 expense.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Effective December 31, 2006, we adopted the recognition provision of SFAS No. 158 which resulted in a ($14) increase in accumulated other comprehensive income, a $12 increase in other assets and a $2 decrease in other long-term obligations. Effective December 31, 2007, we adopted the measurement provision of SFAS No. 158, which did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

N.	SHUTDOWN OF NO. 7 PAPER MACHINE

During the fourth quarter of 2006, we announced a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at the Luke, Maryland, operation largely as a result of the growing influx of low-priced imported paper, particularly from China, Indonesia and South Korea. We took this action in order to continue to improve our cost position and financial performance and better align capacity with market demand.

As a result of this action, we incurred total pretax charges of $18, including $15 for accelerated depreciation and inventory write-offs recorded in the fourth quarter of 2006 and $3 in cost of sales for severance and early retirement benefits, of which $2 was recorded in the fourth quarter of 2006 and $1 was recorded in the first quarter of 2007. As of June 30, 2007, this action was complete.

The activity in the accrued severance liability relating to this action for the first half ended June 30, 2007 was as follows:

Employee Costs
Balance accrued at December 31, 2006	$2
Payments	(2)

Balance accrued at June 30, 2007	$—

O.	COMMITMENTS AND CONTINGENCIES

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

Commitments

We are party to fiber supply agreements that entitle us to purchase minimum volumes of wood at market prices for periods through 2026, with renewal periods at our option. We are required to purchase minimum levels and have optional volumes that we can purchase under some of the agreements. The agreements include a limitation of damages under which our maximum potential damages for default are based on a price per ton of wood not delivered, unless the failure is the result of a force majeure event that would have prevented either party from performing its obligations. The aggregate maximum amount of potential damages declines from approximately $20 per year in 2008 and totals an aggregate of $208 for all periods. These contracts are assignable by either party with mutual consent.

We have provided letters of credit to various environmental agencies as a means of providing financial assurance with regard to environmental liabilities. We also provided a letter of credit for securing a supplemental pension obligation and certain letters of credit or other financial assurance obligations to fulfill supplier financial assurance requirements. As of December 31, 2007, we had $74 in outstanding letters of credit. Payment would only be required under these letters of credit if we defaulted on commitments made under these arrangements.

We are a party to a service agreement that provides information technology services and human resources services necessary to support our operations through January 31, 2013, at specified monthly base prices. The base price for services under the agreement is approximately $30 annually and can be terminated with a penalty that declines over time.

In 2003, the Port Hawkesbury mill was awarded financial assistance in the amount of Canadian $15 from the Province of Nova Scotia to provide a contribution towards training and infrastructure costs associated with the construction of a thermo-mechanical pulp line. We have received C$12 as of December 31, 2007, and the remaining C$3 has been accrued for as a contribution receivable at December 31, 2007.

In 2006, we were awarded financial assistance in the amount of C$65 from the Province of Nova Scotia in settlement of its commitment to provide licensed land to the Port Hawkesbury mill. The amount will be paid out over seven years (C$10 in each of the first six years, and C$5 in the seventh year). Payout is to be made upon completion of each cumulative 12 month period of operation of the newsprint and supercalendared paper machines. If there is no production for 24 continuous months, all current and future payments are forfeited.

P.	LEASE OBLIGATIONS

We lease certain buildings, transportation equipment and office equipment under operating leases with terms of one to 10 years. Rental expense for the years ended December 31, 2007 and 2006, and eight months ended December 31, 2005 was $8, $8 and $7.

As part of the Acquisition, we assumed the rights and obligations associated with a capital lease for a paper machine. The lease has a basic lease term which expires in 2014. At the end of the basic lease term, we have the option to purchase the machine or the lessor can require us to renew the lease through 2025. The lease contains purchase options at amounts approximating fair market value in 2010 and at lease termination. This lease requires us to pay customary operating and repair expenses and to observe certain operating restrictions. The leased asset is included in property, plant and equipment.

Future minimum non-cancelable operating lease payments and capital lease payments and the related present value of the capital lease payments at December 31, 2007 are as follows:

	Operating Leases	Capital Lease
2008	$7	$8
2009	5	7
2010	5	7
2011	4	7
2012	3	7
Thereafter	7	243

Total minimum lease payments	$31	279

Portion representing interest		(133)

Present value of net minimum lease payments		$146

Q.	RELATED PARTY TRANSACTIONS

Cerberus Capital Management, L.P., our equity sponsor, retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are materially consistent with those terms that would have been obtained in an arrangement with an unaffiliated third party. We have commercial arrangements with other entities that are owned or controlled by Cerberus. SENA is a party to a capital lease entered into prior to the Acquisition for which Chrysler Capital, an affiliate of Cerberus, is an equity investor and is entitled to certain equity buyout payments no earlier than 2014. In addition, Commercial Finance LLC, an affiliate of Cerberus, is a revolving lender under our senior secured revolving credit facility. We believe that these transactions are at arms’-length terms and are not material to our results of operations or financial position.

Subsequent to the Acquisition, we are a party to various purchase agreements with SEO. We also sell power generated at Consolidated Water Power Company, a wholly-owned subsidiary, to SEO. We believe that these transactions are at arms’-length terms and are not material to our results of operations or financial position.

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

We are the general partner and have a 30% interest in Rumford Cogeneration Company, L.P., a limited partnership which operates the cogeneration facility located at our Rumford, Maine paper mill. Prior to January 1, 2006, we accounted for this investment using the equity method of accounting. As of January 1, 2006, we consolidated the partnership. Prior to being consolidated, sales of byproducts and charges for management services to the limited partnership were $36 for the eight months ended December 31, 2005. Purchases from the limited partnership were $32 for the eight months ended December 31, 2005. Distributions received from the limited partnership were $8 for the eight months ended December 31, 2005.

R.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net unrealized gain (loss) on cash flow hedges and net actuarial gain (loss) on our defined benefit plans. The components of accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 are as follows:

	2007	2006
Unrealized gain (loss) on cash flow hedge, net of tax expense (benefit) of $(1) and $3	$—	$6
Unrecognized gain on defined benefit plans, net of tax of $10 and zero	23	14

	$23	$20

S.	SALE OF HYDROELECTRIC FACILITIES

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. for a cash sales price of $144. Included in other income (expense) for the year ended December 31, 2006 is a gain on the sale of $65.

T.	SALE OF CARBONLESS PAPER BUSINESS

Effective April 1, 2006, we completed the sale of our carbonless paper business to P. H. Glatfelter Company for a cash sales price of $84.

Net sales of the carbonless paper business (included in discontinued operations) were $106 and $283 for the year ended December 31, 2006 and eight months ended December 31, 2005. Included in the loss from discontinued operations for year ended December 31, 2006, is $19 of charges related to the sale of the business, including curtailment and settlement costs related to the employee benefit plans.

U.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009; early adoption is prohibited. We are currently evaluating the potential effect, if any, of the adoption of SFAS No. 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us as of January 1, 2009; early adoption is prohibited. The adoption of SFAS No. 160 will result in the reclassification of minority interests to shareholders’ equity. We are currently evaluating further effects, if any, of this standard on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For items covered by FSP FAS 157-2, SFAS No. 157 will now go into effect for us as of January 1, 2009. The adoption of SFAS No. 157 for financial related items did not have a material effect on our consolidated financial position, results of operations or cash flows. We are still evaluating the potential effect of adoption of SFAS No. 157 for non-financial items.

V.	SUBSEQUENT EVENT

On January 16, 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. These restructuring decisions are intended to create the platform essential to become one company, remain competitive in the marketplace, serve our customers more efficiently and reach the synergies we have committed to achieve.

The specific restructuring actions are as follows:

•

Permanently close the No. 11 paper machine in Rumford, Maine, which produces coated freesheet and groundwood papers for magazines and catalogs, which occurred in February 2008. Approximately 60 employees were affected by the shutdown.

•

Permanently close the pulp mill and two paper machines, Nos. 43 and 44, in Niagara, Wisconsin, in the fall of 2008. The Niagara machines produce 250,000 short tons of lightweight coated groundwood papers used in magazines and catalogs. Approximately 320 employees will be affected by the shutdown.

•

Permanently close the No. 95 paper machine in Kimberly, Wisconsin, by the end of May 2008. The Kimberly mill produces coated freesheet papers for publication printing, and specialty papers for pressure-sensitive or glue-applied labels. Approximately 125 employees will be affected.

•

Permanently close the Chillicothe, Ohio, converting facility by the end of November 2008 after some of the converting machines and volume are transferred to existing facilities in Luke, Maryland, and Wisconsin Rapids, Wisconsin. Approximately 160 employees will be affected.

•	Effect additional personnel reductions in all areas, including sales, finance and other support functions. Approximately 200 to 250 employees are expected to be affected.

We intend to reallocate production of paper grades across our remaining combined machine base, resulting in the operation of machines in narrower ranges of paper grades around their peak production. We believe the increase in production from our largest, most efficient paper machines will more than offset the decrease in production from the shutdown or idling of these four less efficient paper machines and will be sufficient to meet the needs of our customers. We expect to recognize up to approximately $45 as a liability on the opening balance sheet for actions related to the acquired operations. We also expect to incur expenses and restructuring charges in 2008 and to a lesser extent in 2009 of up to approximately $55 in the aggregate relating to severance and early retirement benefits, costs of relocating employees and assets and costs of integrating the two businesses, including investments in information systems.

W.	CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

NewPage Holding has no independent assets or operations other than its investment in NewPage. The ability to repay the NewPage Holding PIK Notes will be dependent on the ability of NewPage to distribute funds to NewPage Holding or of NewPage Holding to raise sufficient funds from issuing capital stock. Currently, NewPage’s existing indebtedness prevents it from making distributions to NewPage Holding.

The following condensed parent-only financial statements of NewPage Holding reflect majority-owned subsidiaries using the equity basis of accounting.

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED BALANCE SHEETS

DECEMBER 31, 2007 and 2006

Dollars in millions, except per share amounts

	2007	2006
ASSETS
Investment in NewPage	$655	$331
Other assets	20	5

TOTAL ASSETS	$675	$336

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$—	$1
Other current liabilities	—	1
Long-term debt—NewPage Holding PIK Notes	161	140

STOCKHOLDER’S EQUITY
Common stock—10 shares authorized, issued and outstanding, $ 0.01 per share par value	—	—
Additional paid-in capital	632	293
Accumulated deficit	(141)	(119)
Accumulated other comprehensive income	23	20

Total stockholder’s equity	514	194

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$675	$336

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2007	2006	2005
Selling, general and administrative expenses	$3	$—	$—
Interest expense — non-cash	21	19	10
Equity in (earnings) loss of NewPage	8	32	57

Income (loss) before income taxes	(32)	(51)	(67)
Income tax expense (benefit)	(10)	1	—

Net income (loss)	$(22)	$(52)	$(67)

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22)	$(52)	$(67)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash interest expense	21	19	10
Equity in (earnings) loss in NewPage	8	32	57
Deferred income taxes	(10)	—	—
Write-off of costs of withdrawn initial public offering	3	—	—
Change in accounts payable	(1)	1	—

Net cash provided by (used in) operating activities	(1)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in NewPage	—	—	(441)

Net cash used in investing activities	—	—	(441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	—	—	417
Proceeds from issuance of NewPage Holding PIK Notes	—	—	25
Loan from NewPage	1	3	—
Payment of financing costs	—	(3)	(1)

Net cash provided by financing activities	1	—	441

Net increase in cash and cash equivalents and cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL INFORMATION
Non-cash transactions:
Issuance of PIK notes by NewPage Holding as acquisition consideration	$—	$—	$100

Issuance of securities by NewPage Group as acquisition consideration	$329	$—	$—

* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To MeadWestvaco Corporation

In our opinion, the accompanying combined statements of operations, changes in combined equity and cash flows present fairly, in all material respects, the results of operations of the Printing and Writing Papers Business of MeadWestvaco Corporation and its cash flows for the four months ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

December 16, 2005, except for Discontinued Operations,

as described in Note A, the date of which is May 19, 2006

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS

FOUR MONTHS ENDED APRIL 30, 2005

Dollars in millions

Net sales (including sales to related parties of $9)	$582

Cost of sales	538
Selling, general and administrative expenses	31
Interest expense, including loss on defeasance of debt of $18	21
Other income, net	(2)

Loss from continuing operations before income taxes	(6)
Income tax benefit	(3)

Loss from continuing operations	(3)
Loss from discontinued operations, net of tax (benefit) of $4	(5)

Net loss	$(8)

The accompanying notes are an integral part of these combined financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

STATEMENTS OF CHANGES IN COMBINED EQUITY

Dollars in millions

EQUITY
BALANCE, DECEMBER 31, 2004	$1,713

Net loss for the four months ended April 30, 2005	(8)
Payment by MeadWestvaco Corporation to defease long-term debt	162
Transactions with MeadWestvaco Corporation, net	16

BALANCE, APRIL 30, 2005	$1,883

The accompanying notes are an integral part of these combined financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

FOUR MONTHS ENDED APRIL 30, 2005

Dollars in millions

Cash flows from operating activities
Net loss	$(8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	5
Depreciation and amortization	61
Deferred income taxes	(7)
Investee—earnings and distributions	1
Loss on defeasance of debt	18
Changes in operating assets and liabilities:
Accounts receivable, net	1
Inventories	(63)
Other current assets	1
Other assets	(2)
Accrued expenses	(14)
Other liabilities	1
Net cash flows of discontinued operations	8

Net cash provided by operating activities	2

Cash flows from investing activities
Additions to property, plant and equipment	(14)
Net cash flows of discontinued operations	(3)

Net cash used in investing activities	(17)

Cash flows from financing activities
Net transactions with MeadWestvaco Corporation	15

Net cash provided by financing activities	15

Increase (decrease) in cash and cash equivalents	$—

The accompanying notes are an integral part of these combined financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

Dollars in millions

A.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

These combined financial statements present the historical results of the Printing and Writing Papers Business (the “Business”), which was purchased from MeadWestvaco Corporation (“MeadWestvaco”) by NewPage Corporation (the “Acquisition”) pursuant to the Acquisition, which was funded on May 2, 2005, but deemed to have been completed on April 30, 2005. The Business is engaged in the manufacturing, marketing and distribution of coated paper primarily used for commercial printing, magazines, catalogs, textbooks, and labels. Our products include coated papers, uncoated papers and market pulp production manufactured at four U.S. mills and supported by multiple distribution and converting locations. We operate within one operating segment. The Business consists of the historical Papers business segment of MeadWestvaco adjusted to exclude MeadWestvaco’s investment in Northwood Panelboard and the operations of Specialty Papers, which is a distinct and different business under separate management that will not be purchased. MeadWestvaco will retain certain assets and liabilities related to the Business (included within these combined financial statements). These include certain tax receivables and certain liabilities for environmental and employee matters, including the environmental matters discussed in Note I. These amounts are not material in regard to the Business’ financial position.

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

These combined financial statements are intended to present the historical results of the Business operations during each respective period. As such, these combined financial statements include allocations of certain expenses, as well as assets and liabilities historically maintained by MeadWestvaco and not recorded in the accounts of the Business. The Business and MeadWestvaco management believe these allocations have been made on a reasonable basis. However, these combined financial statements may not necessarily be indicative of the results that would have been obtained if the Business had operated as a separate entity during the periods presented.

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

For the four months ended April 30, 2005, the Business’s sales to its largest customer was 20% of net sales.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost method.

Property, plant and equipment

When fixed assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. The cost of plant and equipment is depreciated, utilizing the straight-line method, over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment. Depreciation expense was $59 for the four months ended April 30, 2005.

Capitalized software

Capitalized software is amortized using the straight-line method over the estimated useful lives of 2 to 8 years. The Business records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Business recorded amortization expense of $2 in the four months ended April 30, 2005 relating to capitalized software.

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

Export sales

There are no operations, including long-lived assets, outside of the United States. Export sales from the United States were $56 for the four months ended April 30, 2005.

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

Upon retirement, MeadWestvaco provides life insurance and other postretirement benefits for certain MeadWestvaco retirees, including certain Business employees. MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs. Costs of providing these benefits to both active and retired employees of the Business were $13 for the four months ended April 30, 2005.

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

Stock options

The Business measures compensation cost for MeadWestvaco stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Business’s pro forma net loss would have been the same as reported net loss.

C.	INVESTEE

The Business has a 30% interest in Rumford Cogeneration Company, L.P., a limited partnership which operates the cogeneration facility located at the Rumford, Maine, paper mill. Sales of byproducts and charges for management services from the Business to the limited partnership were $19 for the four months ended April 30, 2005. Purchases made by the Business from the limited partnership were $17 for the four months ended April 30, 2005. Distributions received from the limited partnership were $2 for the four months ended April 30, 2005.

D.	LONG-TERM DEBT

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the four months ended April 30, 2005, is a loss of $18 on the defeasance of the debt and write-off of unamortized financing costs.

E.	LEASING ACTIVITIES

The Business leases a variety of assets for use in its operations. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Rental expense under operating leases was $5 for the four months ended April 30, 2005.

F.	STOCK OPTION PLANS

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

The following table shows various information about stock options outstanding at April 30, 2005 as it relates to activity of employees of the Business:

	Range of exercise prices
	$24.00–	$26.16–	$30.24–
Shares in thousands	$25.84	$29.74	$40.46	Total
Number outstanding	225	717	548	1,490
Weighted average price	$24.48	$28.30	$32.12	$29.13
Weighted average remaining life (in years)	5.93	4.99	4.31	4.88
Number exercisable	172	655	522	1,349
Weighted average price	$24.63	$28.28	$32.16	$29.31

The Business applies APB No. 25 as amended, in accounting for MeadWestvaco’s plans. No stock option expense has been recorded in the periods presented as the option price is set at the market value of the underlying MeadWestvaco stock at the date of grant.

G.	RESTRUCTURING AND OTHER MERGER-RELATED EXPENSES

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

Westvaco and Mead Merger Related Restructuring

MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. The integration actions included the closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. The balance of the related accruals were $1 at December 31, 2004 and April 30, 2005.

H.	INCOME TAXES

Loss from continuing operations before income taxes was $(6) for the four months ended April 30, 2005.

The significant components of the income tax provision (benefit) are as follows:

Four Months Ended April 30, 2005
Deferred:
U.S. federal	$(6)
State and local	(1)

Benefit for deferred income taxes	(7)
Allocation to discontinued operations	(4)

Income tax (benefit)	$(3)

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to loss before taxes and taxes computed at the U.S. federal statutory rate:

Four Months Ended April 30, 2005
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(2)
State and local income taxes, net of federal benefit	(1)
Permanent differences	(1)
Provision to return adjustments	(1)
Valuation allowances	2

Income tax (benefit)	$(3)

Effective tax rate	38.7%

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

The Business has operations in several domestic tax jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. While actual results could vary, in management’s judgment the Business has adequate accruals with respect to the ultimate outcome of these audits.

I.	ENVIRONMENTAL AND LEGAL MATTERS

The Business has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the Business. The Business is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to a number of sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which the Business has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The Business regularly evaluates its potential liability at these various sites. At April 30, 2005, the Business has recorded liabilities of approximately $2 for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The Business believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the Business’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible these proceedings or matters could have a material effect on the results of operations.

The Business is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of these matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the Business’s financial condition or liquidity. In any given period or periods, however, it is possible these proceedings or matters could have a material effect on the results of operations.

J.	RELATED PARTY TRANSACTIONS

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

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff. Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations. The Business and MeadWestvaco management believe these allocations have been made on a reasonable basis. These costs are included in cost of sales or selling, general and administrative expenses, consistent with MeadWestvaco classification, in the accompanying combined statements of operations. Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $9 for the four months ended April 30, 2005.

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

K.	SUPPLEMENTAL CASH FLOW INFORMATION

Four Months Ended April 30, 2005
Cash paid (received) by MeadWestvaco on behalf of the Business—Interest	$3
Non-Cash Transactions:
Payment by MeadWestvaco Corporation to defease long-term debt	162
Contribution of property, plant and equipment by MeadWestvaco Corporation	1

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.	CONTROLS AND PROCEDURES

Evaluation of NewPage Holding’s and NewPage’s disclosure controls and procedures.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2007, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing these reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for each of NewPage Holding and NewPage. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewPage Holding’s and NewPage’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The audit committee of each of NewPage Holding’s and NewPage’s board of directors is composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards and the Exchange Act. The audit committee of each of NewPage Holding and NewPage meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The committee reviews with the independent auditors the scope and results of the audit effort. The committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the committee.

We have excluded certain elements of the internal control over financial reporting of the SENA business that we acquired from Stora Enso Oyj from our assessment of internal control over financial reporting as of December 31, 2007 because it was acquired in a purchase business combination on December 21, 2007. Subsequent to the Acquisition, certain elements of SENA’s internal control over financial reporting and related processes were integrated into our existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The excluded elements represent controls over approximately 60% of total assets and approximately 2% of consolidated net sales as of and for the year ended December 31, 2007.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that NewPage Holding and NewPage maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the names, ages and a brief account of the business experience for at least the last five years of the directors and executive officers of NewPage Holding and NewPage as of March 14, 2008.

Name	Age	Position
Mark A. Suwyn	65	Chairman of the Board and Chief Executive Officer

Robert M. Armstrong	68	Director

Charles E. Long	68	Director

David J. Prystash	46	Director

John W. Sheridan	53	Director

Gerald Porter Strong	63	Director

Lenard B. Tessler	55	Director

Michael S. Williams	58	Director

Alexander M. Wolf	33	Director

George J. Zahringer, III	54	Director

Jason W. Bixby	37	Senior Vice President and Chief Financial Officer

Daniel A. Clark	49	Chief Information Officer and Senior Vice President, Business Excellence

Douglas K. Cooper	60	Vice President, General Counsel and Secretary

Michael T. Edicola	50	Vice President, Human Resources

George F. Martin	51	Senior Vice President, Operations

Michael L. Marziale	50	Senior Vice President, Marketing Strategy and General Management

Barry R. Nelson	43	Senior Vice President, Sales

Richard D. Willett, Jr.	38	President and Chief Operating Officer

Mark A. Suwyn has been the chief executive officer of NewPage and NewPage Holding since April 2006 and acted in that capacity on an interim basis from March 2006 to April 2006. Mr. Suwyn has been the chairman of the board of directors of NewPage and NewPage Holding since May 2005 and NewPage Group since its inception. From November 2004 to May 2005, Mr. Suwyn served as a consultant for Cerberus Capital Management through Marsuw, LLP, a company for which he was the founder and president. Mr. Suwyn was chairman and chief executive officer of Louisiana-Pacific Corporation from 1996 until his retirement in October 2004. Mr. Suwyn serves as a board member of Ballard Power Systems Inc. and BlueLinx Holdings, Inc.

Robert M. Armstrong has been a member of the board of directors of NewPage and NewPage Holding since April 2006 and of NewPage Group since its inception. Mr. Armstrong serves on the board and audit committee of the Quantitative Group of Mutual Funds. Mr. Armstrong has been a private consultant since 1998.

Charles E. Long has been a member of the board of directors of NewPage Group since December 2007 and a member of the board of directors of NewPage and NewPage Holding since March 2008. Mr. Long is a former vice chairman of Citicorp and its principal subsidiary, Citibank. Mr. Long held various positions during his career with Citicorp, which began in 1972. Mr. Long is also a director of The Drummond Company and Introgen Therapeutics, Inc.

David J. Prystash has been a member of the board of directors of NewPage and NewPage Holding since April 2006 and a member of the board of directors of NewPage Group since its inception. Mr. Prystash has been controller, global product development at Ford Motor Company from January 2005 to the present. From June 2003 to December 2004, he was executive director, vehicle remarketing at Ford. From July 2001 to May 2003, he served as controller, North American product programs at Ford.

John W. Sheridan has been a member of the board of directors of NewPage and NewPage Holding since August 2005 and a member of the board of directors of NewPage Group since its inception. In February 2006, Mr. Sheridan was appointed president and chief executive officer of Ballard Power Systems, Inc., a fuel cell manufacturer, after serving as interim chief executive officer since October 2005. Mr. Sheridan has served on the board of Ballard Power Systems, Inc. since May 2001, serving as chairman of the board from June 2004 until February 2006. Mr. Sheridan served as the president and chief operating officer of Bell Canada from 2002 to November 2003.

Gerald Porter Strong has been a member of the board of directors of NewPage and NewPage Holding since April 2006 and a member of the board of directors of NewPage Group since its inception. Mr.

Strong has been a partner of Cerberus European Capital Advisors LLP from April 2006 to the present. From February 2003 to February 2006, Mr. Strong was a director and the president and chief executive officer of Teleglobe Canada ULC and Teleglobe America Inc., international voice, data and cellular roaming telecommunications companies. Mr. Strong served as a consultant to Cerberus with respect to the acquisition of Teleglobe’s core business from June 2002 until February 2003. From January 2001 through January 2003, Mr. Strong served as an advisor to a number of private equity firms including Cerberus. Mr. Strong is also a director of AerCap Holdings, BV.

Lenard B. Tessler has been a member of the board of directors of NewPage and NewPage Holding since May 2005 and a member of the board of directors of NewPage Group since its inception. Mr. Tessler has been a managing director of Cerberus Capital Management, L.P. since May 2001 to the present. Mr. Tessler serves as a member of the board of directors of Chrysler LLC, LNR Property Corp. and GMAC LLC.

Michael S. Williams has been a member of the board of directors of NewPage and NewPage Holding since August 2005 and a member of the board of directors of NewPage Group since its inception. Mr. Williams has been chairman and chief executive officer of IAP Worldwide Services Inc. since January 2008. Prior to that, he was an employee of Cerberus Capital Operations Inc. from January 2007 to January 2008. Prior to that he was president of Madoc LLC and served as a consultant for Cerberus Capital Management, L.P. since October 2004. Mr. Williams was the president and chief executive officer of Netco Government Services Inc., an enterprise network integration solution provider, from February 2002 through October 2004.

Alexander M. Wolf has been a member of the board of directors of NewPage and NewPage Holding since May 2005 and a member of the board of directors of NewPage Group since its inception. Mr. Wolf has been a managing director of Cerberus Capital Management, L.P. since March 2006, and was a senior vice president from April 2004 through February 2006 and a vice president from December 2001 through March 2004.

George J. Zahringer, III has been a member of the board of directors of NewPage and NewPage Holding since May 2007 and a member of the board of directors of NewPage Group since its inception. Mr. Zahringer is a senior managing director of Bear Stearns & Co., Inc. and has served in its Private Client Services Division since 1979. Mr. Zahringer serves as a member of the board of directors of Remington Arms Company, Inc. and Chrysler LLC.

Jason W. Bixby has been senior vice president and chief financial officer since December 2007 and prior to that vice president and chief financial officer since December 2006. Prior to that Mr. Bixby was an operations executive with Cerberus Capital Management, LLC from March 2004 to December 2006. In this role he provided operational, financial, turnaround, acquisition and due diligence services to Cerberus and certain of its portfolio companies. From July 2002 through March 2004, Mr. Bixby was a finance director for Medtronic, Inc.

Daniel A. Clark has been senior vice president, business excellence and chief information officer since December 2007. Prior to that Mr. Clark was chief information officer and vice president of order management since May 2005. Prior to that, Mr. Clark was employed by MeadWestvaco Papers Group as vice president of order management from January 2002 to May 2005.

Douglas K. Cooper has been vice president, general counsel and secretary since November 2005. Prior to that, Mr. Cooper was counsel with Arent Fox PLLC, a law firm, from September 2004 through October 2005. Mr. Cooper was in private law practice from September 2003 to September 2004. From September 2001 to September 2003, Mr. Cooper was senior vice president, general counsel and secretary for GDX Automotive, an automotive component supplier.

Michael T. Edicola has been vice president, human resources since November 2007. Prior to that, Mr. Edicola served as vice president, human resources for Baxter International Corporation from July 2004 through December 2006. From September 1999 to April 2004, he served as vice president, human resources for Zebra Technologies Corporation.

George F. Martin has been senior vice president, operations since December 2007. Prior to that Mr. Martin was vice president, operations since April 2006. Prior to that, Mr. Martin served as vice president, coated operations from May 2005 to March 2006. From February 2003 through April 2005, Mr. Martin was vice president of operations at the Escanaba mill of MeadWestvaco’s printing and writing papers group. From January 2002 to February 2003, he was director of integration for MeadWestvaco’s Papers Group.

Michael L. Marziale has been senior vice president, marketing strategy and general management since December 2007. Prior to that Mr. Marziale was vice president of business development and chief technology officer from August 2006 to December 2007. Mr. Marziale was vice president and general manager, carbonless systems and chief technology officer from May 2005 through July 2006. Prior to that, he was general manager, carbonless systems of MeadWestvaco’s Papers Group since September 2002.

Barry R. Nelson has been senior vice president, sales since January 2008. Prior to that Mr. Nelson was vice president, printing sales since August 2002.

Richard D. Willett, Jr. has been president and chief operating officer since April 2006. Prior to that Mr. Willett was executive vice president and chief operating officer of Teleglobe International Holdings Ltd. since January 2005. Prior to that he was chief financial officer and executive vice president since June 2004 and chief financial officer and vice president of operations of Teleglobe Canada ULC and Teleglobe America Inc. since June 2003. Mr. Willett served as a consultant to Cerberus with respect to the acquisition of the core businesses of Teleglobe Inc. and its subsidiaries by TLGB Acquisition, an affiliate of Cerberus from October 2002 until May 2003.

Committees of the Board of Directors

The boards of directors of NewPage Holding and NewPage have established joint audit, compensation and compliance committees.

Our audit committee consists of Robert M. Armstrong, David J. Prystash and John W. Sheridan. As of December 31, 2007, all of the audit committee members were independent directors. Mr. Sheridan serves as the chairman of the audit committee. Duties of the audit committee include:

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

Our compensation committee consists of Charles E. Long, Michael S. Williams and Alexander M. Wolf. Mr. Williams serves as the chairman of the compensation committee. Duties of the compensation committee include administration of our stock option plans and approval of compensation arrangements for our executive officers.

Our compliance committee consists of Gerald Porter Strong, Mark A. Suwyn and George J. Zahringer, III. Mr. Zahringer serves as the chairman of the compliance committee. Duties of the compliance committee include the oversight of our policies, programs and procedures to ensure compliance with relevant laws.

Code of Ethics

We have adopted a code of ethics for all associates, including our chief executive officer, chief financial officer, controller and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at www.newpagecorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

The compensation committee has responsibility for establishing, monitoring and implementing our compensation philosophy. We compensate our executive officers named in the Summary Compensation Table (“Executives”) through a combination of base salary, bonus plan awards, equity ownership, stock options and various other benefits, all designed to be competitive with comparable employers and to align each Executive’s compensation with the long-term interests of our stockholders. Base salary and bonus plan awards are determined and paid annually and are designed to reward current performance. Through various vesting and lock-up restrictions, equity investments and stock options are designed to reward longer-term performance. We may also use discretionary executive bonus awards for special situations. Our process for setting annual Executive compensation consists of the compensation committee establishing overall compensation targets for each Executive and allocating that compensation between base salary and annual bonus compensation. Executive bonus compensation is designed as “at-risk” pay to be earned based on the achievement of company-wide performance objectives, personal performance objectives, the Executive’s demonstrated adherence to our core values and other factors deemed relevant by the compensation committee.

Targeted Overall Cash Compensation

Under our compensation structure, the mix of base salary and annual bonus compensation for each Executive varies depending upon his position with the company. The estimated allocation between base salary and bonus award at target levels is as follows:

	Base Salary	Target Bonus Award
Chairman & Chief Executive Officer and President & Chief Operating Officer	50%	50%
Other Executives	60–70%	30–40%

In allocating cash compensation between these elements, we believe that a significant portion of the compensation of our Executives—the level of management having the greatest ability to influence our performance—should be performance-based and therefore “at risk.” In making this allocation, we relied in part upon the advice of Frederick W. Cook & Co (“Cook”) and its survey findings and analysis, which validate this approach.

Compensation-Setting Process

The compensation committee approves all compensation and awards to Executives, as well as the rest of our senior leadership team, and has retained Cook as its compensation advisor. Generally, the compensation committee reviews data from Cook regarding compensation for our chief executive officer, his performance and then-current compensation and, following discussions with him, establishes his compensation levels. For the remaining Executives, our chief executive officer makes recommendations to the compensation committee based on individual performance during the prior year and competitive data from surveys, from available public information and from Cook.

Each year Cook prepares a study for the compensation committee that compares the compensation of individual Executives to the compensation of similar positions at the following peer group companies in the forest products industry having market capitalizations comparable to what we believe our market capitalization would have been as a public company at the beginning of that year (“Peer Group”), as presented in proxy statements filed during the prior year: Bemis Company, Inc., Bowater Incorporated, Buckeye Technologies, Inc., Caraustar Industries, Inc., Graphic Packaging Corporation, Greif, Inc., Neenah Paper, Inc., Packaging Corporation of America, P. H. Glatfelter Company, Potlatch Corporation, Rock-Tenn Company, Sonoco Products Company and Wausau Paper Corp. For 2007, the Cook study also compared the compensation of individual Executives to three 2006 national surveys, which included one specific to the forest products industry. The Cook study was used by management and the compensation committee to help determine appropriate compensation levels for all Executives for 2007. The Compensation Committee reviews total, short-term and long-term compensation annually with a view to aligning it with the 50th percentile of the selected Peer Group.

Base Salaries

We have established an annual base salary for each Executive that is designed to be competitive by position relative to the marketplace. Base salary compensates each Executive for the primary responsibilities of his position. Base salary is set at levels that we believe enable us to attract and retain talent. Pursuant to each Executive’s employment agreement, his base salary may be increased periodically but may not be decreased. The compensation committee reviews each element of compensation separately but also reviews the effect of any change in base salary on the target percentages relative to total annual compensation. Base salary differences among individual Executives reflect their differing roles in the company and the market pay for those roles.

Base salaries for Messrs. Suwyn, Martin, Marziale, Tyrone and Willett, were reviewed and increased effective February 1, 2007 by 3.3%, 13.6%, 1.9%, 2.8% and 3.3%, respectively. Increases were based on the compensation committee’s evaluation of each Executive’s individual performance in 2006 and his position relative to comparable executives in Peer Group companies. Base levels were set taking into account our approach to the mix between base salary and bonus awards, as outlined in “Targeted Overall Cash Compensation” above. Mr. Bixby joined our company in December 2006 and did not receive a base salary increase in 2007.

Annual Bonus Compensation

Annual bonus compensation for each Executive is established by the compensation committee in its sole discretion. Our practice is to pay cash bonus awards based upon the achievement of our annual financial performance goals, our strategic performance initiatives and individual performance objectives. Each Executive’s employment agreement designates an individual bonus target for that Executive, expressed as a percentage of base salary. The compensation committee reviews these bonus targets annually, and may increase a bonus target in its discretion as part of its overall evaluation of compensation. Pursuant to each Executive’s employment agreement, his bonus target may be increased periodically but may not be decreased.

For the 2007 plan year, the compensation committee approved changes to our bonus program, which now consists of a profit sharing plan and a performance excellence plan, discussed below. This approach is intended to afford broad participation in rewards through the profit sharing plan based on achievement of our financial performance goals, while making additional bonus compensation available through the performance excellence plan to a more limited group of senior managers who can help determine and are responsible for implementing our overall business strategy.

The profit sharing plan includes all of the Executives and all other exempt salaried employees. The plan contemplates that a target level bonus of 7% of base salary will be awarded if the compensation committee determines that our financial performance objectives for the year are met, along with any other criteria established at the discretion of the compensation committee. These financial performance objectives consist of EBITDA, Debt Reduction and ROIC (Return on Invested Capital). We define “EBITDA” as net earnings plus interest, taxes, depreciation and amortization, as adjusted for non-cash items and other items that are allowed at the discretion of the compensation committee. We define “Debt Reduction” as the change in NewPage’s total indebtedness minus available cash balances. We define “ROIC” as our return divided by our invested capital, where “return” is our EBITDA less depreciation and amortization, adjusted for taxes at an assumed tax rate, and “invested capital” is our total assets less cash, current accounts payable and accrued expenses. The compensation committee selected these objectives as guidelines because they are the primary financial metrics by which our Executives are evaluated by our principal stockholder. For 2007, EBITDA was weighted at 50%, Debt Reduction was weighted at 30% and ROIC was weighted at 20%. The weightings were designed to emphasize the financial measures based on their relative importance to our company.

Each objective is measured separately against a threshold, target and maximum goal. The actual results are used by the compensation committee as a general guideline to determine the funding for the plan. If the compensation committee determines that the threshold goals are met or exceeded, funding will generally range from 50% to 150% of target for each objective, depending on results achieved. Generally, no funding will occur for any objective as to which the threshold goal has not been met. After consideration of these factors, the compensation committee, at its discretion, determines the funding level to be used for the year. All participants receive the same percentage of their base salary in any distribution under the plan. Applying these guidelines, the compensation committee evaluated our overall 2007 performance and approved funding at 80% of the target funding level.

The performance excellence plan includes all of the Executives and a select group of our salaried employees. The annual bonus pool under this plan for 2007 was established based on the bonus targets of all participants in the plan. Plan funding was determined by the compensation committee in its discretion based in part on the achievement of the same financial objectives as under the profit sharing plan and using the same weighting and the same threshold, target and maximum levels as in that plan. Individual bonus awards for Executives were determined by the compensation committee in its discretion, after consulting with the chief executive officer, based on the Executive’s individual performance goals and his adherence to our core values that support these goals. There is no minimum or maximum limit on any individual award.

Applying these guidelines, the compensation committee evaluated our overall 2007 performance and approved funding under our performance excellence plan at 90% of the target funding level. The compensation committee then evaluated the performance of each of our Executives, determined individual bonus awards for our chief executive officer and approved the recommendations of our chief executive officer regarding bonus awards for our other Executives, in each case based on individual performance consistent with our general compensation philosophy. Additional consideration was given to the successful closing of the SENA acquisition as well as other strategic initiatives during the year.

We believe that there is a reasonable likelihood that we will achieve the target financial goals in 2008 under both the profit sharing and performance excellence plans and fund these plans at the target bonus amounts. The maximum financial goals were designed to be difficult to achieve, and we believe that they will be.

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

Each Executive originally acquired equity interests in Maple Timber, our indirect parent company at that time. As part of the equity reorganization on December 21, 2007, these interests became fully vested and were converted to shares of common stock of our current direct parent, NewPage Group.

In addition, on December 21, 2007, the compensation committee granted non-qualified stock options to each Executive under the NewPage Group Equity Incentive Plan. The amount of each individual stock option award was determined by the compensation committee based on a number of factors, including the expected contribution of each Executive to the future success of our company, the other compensation being earned by that Executive and the amount of NewPage Group common stock owned by that Executive. We may also grant additional annual stock options or performance shares to Executives and other senior managers in the future pursuant to the Equity Incentive Plan, subject to prior review and approval by the compensation committee.

Further information on equity ownership can be found in “Equity Awards.”

Severance and Change in Control Benefits

We may terminate an Executive’s employment without “cause” at any time, and an Executive may resign for “good reason,” each as defined in the Executive’s employment agreement. We believe that in these situations we should provide reasonable severance benefits to assist the Executive with this transition, recognizing that it may take time for an Executive to find comparable employment elsewhere.

Additionally, recognizing that Executives and other employees are responsible for our success, we believe it is important to protect them in the event of a change in control. A “change in control” refers generally to a sale or disposition of all or substantially all of our equity, business or assets to an unrelated third party. This approach also helps align the interests of our Executives with the interests of our stockholders by providing additional compensation for completing a change in control transaction that may be in the best interests of our stockholders but might otherwise be detrimental to the Executive.

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

COMPENSATION COMMITTEE

Michael S. Williams
Charles E. Long
Alexander M. Wolf

Compensation Summary

The following table sets forth information concerning the compensation for our chief executive officer, our chief financial officer, and our other three most highly compensated executive officers at the end of 2007. Mr. Tyrone is included because he would have been one of our other three most highly compensated executive officers but for the fact that Mr. Tyrone was not serving as an executive officer at the end of 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compen- sation (5)	Total
Mark A. Suwyn	2007	$772,916	$600,000	$3,480,532	$82,352	$82,504	$5,018,304
Chief Executive Officer	2006	537,500	223,000	240,216	—	205,724	1,206,440

Jason W. Bixby	2007	300,000	300,000	406,699	79,204	47,270	1,133,173
Senior Vice President and Chief Financial Officer	2006	11,905	—	—	—	476	12,381

Richard D. Willett, Jr.	2007	463,750	800,000	1,886,926	196,849	40,061	3,387,586
President and Chief Operating Officer	2006	322,500	135,000	1,095,620	—	39,612	1,592,732

Michael L. Marziale	2007	241,618	450,000	812,792	22,667	52,512	1,579,589
Senior Vice President, Marketing, Strategy and General Management	2006	233,960	305,420	56,050	—	25,546	620,976

George F. Martin	2007	272,253	300,000	812,792	22,667	32,142	1,439,854
Senior Vice President, Operations	2006	241,453	83,000	56,050	—	27,665	408,168

James C. Tyrone (6)	2007	324,267	297,380	3,738,503	—	876,153	5,236,303
Former Senior Vice President, Sales and Marketing	2006	315,683	80,000	92,083	—	38,685	526,451

(1)	Represents base salary actually earned during the year.
(2)	For Mr. Marziale, the amount for 2006 includes a $237,420 bonus paid upon completion of the sale of our carbonless paper business.
(3)	Represents the amount of equity compensation expensed during the year in accordance with SFAS No. 123R. See “Equity Awards” for more information.

(4)	Represents the amount of equity compensation expensed during the year in accordance with SFAS No. 123R, based on the fair values of stock options granted under the NewPage Group Equity Incentive Plan. See the notes to the financial statements for the assumptions used in the valuation of the options. See “Equity Awards” for more information.
(5)	See the following table, which provides further details about All Other Compensation.
(6)	Mr. Tyrone’s employment with the company terminated on January 2, 2008.

ALL OTHER COMPENSATION

Name	Year	Company Contributions to Retirement Savings Plan	Relocation (1)	Severance (2)	Other (3)	Total All Other Compensation
Mark A. Suwyn	2007	$11,250	$—	$—	$71,254	$82,504
	2006	8,800	—	—	196,924	205,724

Jason W. Bixby	2007	20,250	23,270	—	3,750	47,270
	2006	476	—	—	—	476

Richard D. Willett, Jr.	2007	11,250	16,873	—	11,938	40,061
	2006	8,800	26,023	—	4,789	39,612

Michael L. Marziale	2007	26,070	25,030	—	1,412	52,512
	2006	23,759	—	—	1,787	25,546

George F. Martin	2007	28,125	—	—	4,017	32,142
	2006	25,300	—	—	2,365	27,665

James C. Tyrone	2007	30,375	—	835,355	10,423	876,153
	2006	28,022	—	—	10,663	38,685

(1)	Relocation expense includes tax gross-ups of $10,279, $7,472 and $7,150 for Mr. Bixby, Mr. Marziale and Mr. Willett in 2007 and $5,343 for Mr. Willett in 2006.
(2)	For Mr. Tyrone, “Severance” consists of cash severance of $765,123, accrued vacation of $37,500, continued welfare benefits for 24 months after termination of approximately $22,232, and one year of outplacement service of approximately $10,500. See “Severance Benefits for Former Executive Officer” for more information.
(3)	For all Executives, “Other” consists of cash compensation for contributions calculated under the retirement savings plan that would be in excess of allowable IRS contribution limits for the retirement savings plan. For Mr. Suwyn, “Other” in 2007 also consists of (i) $43,858 paid to him in reimbursement of personal travel expenses to and from our Dayton headquarters and temporary living expenses in Dayton, as negotiated in conjunction with Mr. Suwyn’s acceptance of employment as our chief executive officer. “Other” for Mr. Suwyn in 2006 includes director’s fees of $141,667 paid to him for his service as chairman prior to his employment as chief executive officer.

Employment Agreements

Pursuant to Mr. Suwyn’s employment agreement, he began serving a three year term as our chairman and chief executive officer on April 13, 2006, at an annual base salary starting at $750,000 and a bonus target equal to 100% of his base salary, each subject to increase by the compensation committee from time to time. At any time on or after the first anniversary of the effective date of his employment agreement and prior to the end of the term, our board of directors may request that Mr. Suwyn retire as chief executive officer but remain as chairman of the board, in which case Mr. Suwyn will receive an annual consulting fee of $500,000. Under a prior consulting agreement with our principal stockholder, he received an annual fee of $500,000 as compensation for serving as our chairman prior to April 2006.

Each of Messrs. Bixby, Martin, Marziale and Willett is party to an employment agreement under which each is entitled to a minimum annual base salary and each is assigned a minimum bonus target, expressed as a percentage of base salary. For 2007, bonus targets for Messrs. Bixby, Martin, Marziale and Willett were 65%, 50%, 45% and 100%, respectively. See “Termination Benefits” for information concerning the severance benefits provided under our Executive employment agreements and other terms applicable in connection with the termination of an Executive’s employment with us.

Equity Awards

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (1)
Mark A. Suwyn	12/21/2007	364,146	$21.22	$4,471,497
Jason W. Bixby	12/21/2007	350,230	21.22	4,300,611
Richard D. Willett, Jr.	12/21/2007	870,430	21.22	10,688,365
Michael D. Marziale	12/21/2007	100,229	21.22	1,230,747
George F. Martin	12/21/2007	100,229	21.22	1,230,747

(1)	The “grant date fair value” of the options was determined in accordance with SFAS No. 123R and will be recognized over the three-year vesting period. See the notes to the financial statements for information on the material terms of the awards and the assumptions used in determining the grant date fair value.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Exercise Date
Mark A. Suwyn	364,146	$21.22	12/21/2017
Jason W. Bixby	350,230	21.22	12/21/2017
Richard D. Willett, Jr.	870,430	21.22	12/21/2017
Michael L. Marziale	100,229	21.22	12/21/2017
George F. Martin	100,229	21.22	12/21/2017

(1)	Represents options in NewPage Group common stock that vest over time. See “Equity Incentive Plan Awards” for information on vesting of the awards.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Mark A. Suwyn	470,521	$9,870,044

Jason W. Bixby	76,239	1,599,265

Richard D. Willett, Jr.	206,278	4,327,064

Michael L. Marziale	109,877	2,304,881

George F. Martin	109,877	2,304,881

James C. Tyrone (3)	180,411	3,784,453

(1)	All unvested interests in Maple Timber were immediately vested and converted to shares of NewPage Group common stock as of December 21, 2007. The number of shares presented represents the equivalent number of shares of NewPage Group common stock.
(2)	The value received on vesting was determined based on the estimated fair value of NewPage Group as of December 21, 2007. Each Executive has entered into a five-year lock-up agreement with NewPage Group, subject to certain limited exceptions.
(3)	NewPage Group repurchased all of Mr. Tyrone’s stock for $5.5 million on January 18, 2008. See “Termination Benefits—Severance Benefits for Former Executive Officer” for more information.

Equity Incentive Plan Awards

Each Executive originally acquired interests in Maple Timber. As part of the equity reorganization on December 21, 2007, these interests became fully vested and were converted to shares of NewPage Group common stock.

NewPage Group Equity Incentive Plan

On December 21, 2007, each Executive was granted options under the NewPage Group Equity Incentive Plan to purchase NewPage Group common stock. Vesting of one-half of these stock options is time-based in three equal annual installments commencing December 31, 2008. The other half of the stock options have performance-based vesting and will vest in three equal annual installments commencing December 31, 2008, but only if annual EBITDA, ROIC and Debt Reduction performance targets, as established by the compensation committee, are met. However, upon a change of control or if we complete an initial public offering, a portion of the stock options will vest upon the change of control or the completion of the initial public offering, as applicable. Finally, the stock options will vest on each vesting date only if the Executive remains employed by us on that vesting date. Because the performance targets are determined annually by the compensation committee, we have only considered the time-based stock options as being granted. The performance-based stock options will be considered granted when the compensation committee sets the performance targets for the applicable year.

Each Executive is subject to a five-year lock-up agreement with NewPage Group with respect to its vested options and the underlying shares of NewPage Group common stock, subject to certain limited exceptions.

Termination Benefits

Severance Benefits

Severance benefits are specified in each Executive’s employment agreement. If we terminate an Executive’s employment without “cause” or if the Executive resigns for “good reason,” the Executive will continue to receive base salary and benefits to the date of termination and will receive the following additional benefits after executing, and not revoking, a general release:

•

For Mr. Suwyn, a cash amount equal to one times his base salary and for Messrs. Bixby and Willett, a cash amount equal to two times their base salary. For Messrs. Martin and Marziale, a cash amount equal to (a) twice their base salary less the initial purchase price of their NewPage Group common stock, or (b) three times their base salary less the initial purchase price of their common stock if the termination of employment occurs within 12 months after a change in control. In addition, for Messrs. Martin and Marziale, if at the time of termination the fair market value of their NewPage Group common stock is less than the purchase price they paid for that common stock, they will also receive a payment equal to that difference.

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

As defined in the employment agreements, “cause” includes commission of a felony, willful and fraudulent conduct, dishonesty resulting in personal gain, and other serious misconduct, and “good reason” includes reduction of base salary or bonus target, required relocation farther than 50 miles and other significant adverse employer actions.

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

Mr. Tyrone ceased serving as an executive officer in 2007 and his employment with us terminated on January 2, 2008. A summary of his compensation and severance arrangement is included in the Summary Compensation Table and under “Severance Benefits for Former Executive Officer.”

Non-Competition and Non-Solicitation Provisions

Each Executive is subject to certain non-competition and non-solicitation restrictions following termination of employment for any reason. For Messrs. Willett and Bixby these restrictions run for two years and for the remaining Executives these restrictions run for one year following termination.

Equity Ownership Implications upon Termination

If Mr. Suwyn is terminated as our chairman without cause or resigns as our chairman for good reason (each as defined in his employment agreement and summarized above), NewPage Group or NewPage Investments LLC must, upon request, purchase his vested common stock for fair market value. If Mr. Suwyn dies, is terminated as our chairman with cause or as a result of disability, or resigns as our chairman without good reason, NewPage Group or NewPage Investments LLC may, but are not required to, repurchase his vested NewPage Group common stock at fair market value unless we have then completed an initial public offering.

If Mr. Bixby, Mr. Martin, Mr. Marziale, or Mr. Willett is terminated without cause or resigns for good reason (each as defined in his employment agreement and summarized above), NewPage Group or NewPage Investments LLC must, upon request, purchase his vested common stock for fair market value. If Mr. Bixby, Mr. Martin, Mr. Marziale or Mr. Willett dies, is terminated with cause or as a result of disability or resigns without good reason, NewPage Group or NewPage Investments LLC may, but are not required to, repurchase his vested NewPage Group common stock at fair market value unless we have then completed an initial public offering.

Termination Benefits Summary

Below is the summary of the estimated termination benefits that would have been paid to each current Executive as of December 31, 2007 in the various circumstances listed:

TERMINATION BENEFITS

Name	Termination With Cause (1)	Termination Without Cause (2)	Death or Disability (3)	Change In Control (4)
Mark A. Suwyn (5)
Cash severance (6)	$59,615	$1,062,109	$834,615	$1,062,109
Health and welfare benefits	—	8,926	—	8,926
Purchase of stock	14,100,064	14,100,064	14,100,064	14,100,064
Total	14,159,679	15,171,099	14,934,679	15,171,099

Jason W. Bixby
Cash severance (6)	23,077	818,077	218,077	818,077
Health and welfare benefits	—	21,945	—	21,945
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	1,599,265	1,599,265	1,599,265	1,599,265
Total	1,622,342	2,449,787	1,817,342	2,449,787

Richard D. Willett, Jr.
Cash severance (6)	35,769	1,430,769	500,769	1,430,769
Health and welfare benefits	—	23,838	—	23,838
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	4,327,064	4,327,064	4,327,064	4,327,064
Total	4,362,833	5,792,171	4,827,833	5,792,171

Michael L. Marziale
Cash severance (6)	27,923	493,072	136,823	735,072
Health and welfare benefits	—	21,280	—	21,280
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	3,292,688	3,292,688	3,292,688	3,292,688
Total	3,320,611	3,817,540	3,429,511	4,059,540

George F. Martin
Cash severance (6)	26,442	586,191	163,942	861,191
Health and welfare benefits	—	21,658	—	21,658
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	3,292,688	3,292,688	3,292,688	3,292,688
Total	3,319,130	3,911,037	3,456,630	4,186,037

(1)	Includes termination by us for cause and resignation by the Executive without good reason. For purposes of this column, we have assumed that NewPage Group would elect to repurchase the common stock, which is valued at fair value at December 31, 2007.
(2)	Includes termination by us without cause and resignation by the Executive with good reason. For purposes of this column, we have assumed that the Executive would elect to require NewPage Group to repurchase the common stock, which is valued at fair value at December 31, 2007.
(3)	For purposes of this column, we have assumed that NewPage Group would elect to repurchase the common stock, which is valued at fair value at December 31, 2007.

(4)	Includes termination by us for cause and resignation by the Executive without good reason, in each case within 12 months following a change in control. For purposes of this column, we have assumed that the Executive would elect to require NewPage Group to repurchase the common stock, which is valued at fair value at December 31, 2007.
(5)	Amounts shown for Mr. Suwyn assume that a termination includes the termination of his position as our chairman. If the board requests that Mr. Suwyn resign as our chief executive officer, but remain as our chairman, he would be entitled to payment for unused accrued vacation time and his annual bonus award for the year of termination, totaling $834,615.
(6)	Cash severance includes payment for unused accrued vacation time and the annual bonus award for the year of termination. For purposes of this table, we have assumed that each Executive would receive a full year of his annual vacation pay.

Severance Benefits for Former Executive Officer

Mr. Tyrone’s employment with us terminated on January 2, 2008. Under Mr. Tyrone’s separation agreement and in accordance with his employment agreement, he received a severance payment equal to $765,123, payment for accrued but unused vacation in 2008 equal to $37,500, continued health and welfare benefits through January 2, 2010 (comprised of medical, dental, life insurance and accidental death and dismemberment insurance benefits with a total aggregate cost to us of approximately $22,232), and up to one year of outplacement services (approximately $10,500). Under a related repurchase agreement between NewPage Group and Mr. Tyrone, NewPage Group repurchased all of Mr. Tyrone’s NewPage Group common stock for $5,500,000 on January 18, 2008. Mr. Tyrone remains subject to certain non-competition and non-solicitation restrictions through January 2, 2009.

Compensation of Directors

Our directors who are not employees of NewPage Holding, NewPage, Cerberus or a Cerberus affiliate receive an annual retainer of $50,000 plus $1,250 for attending each board or committee meeting and $10,000 per year for serving as a member and $20,000 per year for serving as a chairman of a committee. In addition, on December 21, 2007 these directors and Mr. Williams each received an award of options to purchase 46,259 shares of NewPage Group common stock on the same terms as the Executives. See “Equity Awards—NewPage Group Equity Incentive Plan.” Except as set forth in the table below, no director received compensation for their services as our director.

2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Robert M. Armstrong	$72,500	$5,231	$—	$77,731
David J. Prystash	72,500	5,231	—	77,731
John W. Sheridan	92,500	5,231	—	97,731
Robert S. Silberman(2)	100,000	5,231	—	105,231
Michael S. Williams	—	5,231	—	5,231
George J. Zahringer, III	48,750	5,231	—	53,981

(1)

Of the 46,259 option shares granted to each director listed above, 23,130 were deemed granted for accounting purposes pursuant to SFAS 123R. Because the performance targets are determined annually by the compensation committee, we have only considered the time-based stock options as being granted. The performance-based stock options will be considered granted when the compensation committee sets the performance targets for the applicable year. All of the outstanding options were unexercisable as of December 31, 2007.

(2)	Mr. Silberman resigned as a director in March 2008.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2007, our compensation committee consisted of Michael S. Williams, Robert S. Silberman and Alexander M. Wolf. On March 12, 2008, Mr. Silberman resigned as a director and Charles E. Long was elected as a director of NewPage Holding and NewPage and became a member of the compensation committee of NewPage Holding and NewPage.

None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

NewPage is a wholly-owned subsidiary of NewPage Holding, which is a wholly-owned subsidiary of NewPage Group.

The following table sets forth information with respect to the beneficial ownership of NewPage Group as of March 14, 2008 by:

•	each person who is known by us to beneficially own 5% or more of the NewPage Group common stock;

•	each member of the board of directors of NewPage Group, NewPage Holding and NewPage;

•	each of the Executives; and

•	all directors of NewPage Group, NewPage Holding and NewPage and executive officers of NewPage and NewPage Holding as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders listed below has sole voting and investment power as to the NewPage Group common stock owned unless otherwise noted.

	Shares of NewPage Group Beneficially Owned
	Number	Percent
Stephen Feinberg (1)(2)	42,861,029	76.5%
Stora Enso Oyj (3)	11,251,326	20.1
Jason W. Bixby	76,239	*
George F. Martin	156,968	*
Michael L. Marziale	156,968	*
Mark A. Suwyn	672,172	1.2
Richard D. Willett, Jr.	206,278	*
Robert M. Armstrong	—	—
Charles E. Long	—	—
David J. Prystash	—	—
John W. Sheridan	—	—
Gerald Porter Strong	—	—
Lenard B. Tessler	—	—
Michael S. Williams	—	—
Alexander M. Wolf	—	—
George J. Zahringer, III	—	—
Directors and executive officers as a group (18 persons)	1,504,077	2.7

*	Denotes beneficial ownership of less than 1%.
(1)	One or more affiliates of Cerberus own 76.5% of the common stock of NewPage Group. Stephen Feinberg exercises sole voting and investment authority over all of NewPage Group common stock owned by the affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 76.5% of the common stock of NewPage Group.
(2)	The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.
(3)	The address for SEO is Kanavaranta 1 Fl-00160, Helsinki, Finland.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures

We and the audit committee of NewPage and NewPage Holding have adopted written procedures regarding related party transactions. Pursuant to those procedures, any related party transaction that would be required to be reported in accordance with the rules of the SEC in this annual report, and any material amendment to such a related party transaction, must first be presented to and approved by our chief executive officer, our chief financial officer and our general counsel and then by the audit committee of NewPage and NewPage Holding before we make a binding commitment to the related party. For each related party transaction presented for approval, we will consider all relevant factors including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation or administration of the proposed transaction on our behalf, and whether the proposed transaction appears to have been negotiated on an arms’-length basis without interference or influence on us by any related party. We may condition our approval on any restrictions we deem appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on our behalf and in the ongoing management of the business relationship on our behalf should the proposed transaction be approved. If after a transaction has been completed we discover that it is a related party transaction, we will promptly advise management and our audit committee. In that case, we may honor the contractual commitment if entered into in good faith by an authorized representative of ours, but we may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above. If our chief executive officer, chief financial officer, general counsel or any member of the audit committee of NewPage and NewPage Holding has a direct or indirect interest in a proposed transaction, that individual must disclose his interest in the proposed transaction and refrain from participating in the approval process.

Related Party Transactions

Consulting Arrangements with Rapid Change Technologies

M. Daniel Suwyn, the son of Mark Suwyn, our chairman and chief executive officer, is the principal owner of Rapid Change Technologies. We paid Rapid Change Technologies $833,000 for consulting and training services in 2007. Rapid Change Technologies developed a training program and a process to improve communication skills, consensus building and problem-solving abilities. Rapid Change Technologies also facilitated the training of our employees on improving communication skills, resolving conflict and developing a process to improve productivity/operations through greater collaboration between hourly employees and supervisors/management. The terms of this arrangement were determined on an arms’-length basis, and we believe that they are comparable to terms that would have been obtained from an unaffiliated third party.

Cerberus Arrangements

Cerberus retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We reimbursed Cerberus $105,000 for these services in 2007. These services were provided at rates not greater than the fees that Cerberus paid to the applicable consultant, together with reimbursement of out-of-pocket expenses incurred by the consultant in providing those services. We believe that the terms of these consulting arrangements are comparable to terms that would have been obtained from an unaffiliated third party. Depending upon the nature of the assignment, consultants retained by us also provided services for Cerberus and other entities affiliated with Cerberus, including other Cerberus portfolio companies, at the same time as they performed consulting services to us, but the consultants’ duty of loyalty in their performance of their consulting services for us was solely to us. Any future consulting services of Cerberus consultants will be subject to the review and approval procedures described above.

Affiliates of Cerberus

During 2007, we maintained commercial arrangements with entities that are or at the time were owned or controlled by Cerberus. These include the following:

•

Sales of coated paper to Renaissance Mark, Inc. totaling $8,922,000 in 2007. In addition, in 2005, Renaissance Mark issued a promissory note to us covering past due trade receivables. The note was paid off in January 2007 in accordance with its original terms. Our relationship with Renaissance Mark began prior to the acquisition of our predecessor. Renaissance Mark was acquired by Fort Dearborn Company on June 1, 2007 and is no longer an affiliate of Cerberus.

•	Payments of $163,000 to Hilco Appraisal Services for appraisal services.

•

Reimbursing a total of $142,000 in 2007 to our employees for costs they incurred from National Car Rental and Alamo Rent-a-Car business rentals. Vanguard Car Rental, the parent of National Car Rental and Alamo Rent-a-Car, was acquired by Enterprise Rent-A-Car on August 1, 2007 and is no longer an affiliate of Cerberus.

•

Commercial Finance LLC, an affiliate of GMAC LLC, is one of the lenders under our senior secured revolving credit facility that we entered into on December 21, 2007. They have committed $70 million, of which a portion is currently used to support letters of credit. We expect that amounts paid to them for commitment fees will be less than $1 million per year. We currently have no balances outstanding under the senior secured revolving credit facility.

•

The Acquisition included a capital lease obligation, of which Chrysler Capital is a participant, for the lease of a paper machine. Chrysler Capital may receive proceeds of approximately $57 million in 2014 if the purchase option under the lease agreement is triggered. The lease was originally entered into between Chrysler Capital and SENA prior to the acquisition of Chrysler by Cerberus and prior to the Acquisition.

These transactions were entered into in the ordinary course of our business. We believe that these transactions were negotiated on an arms’-length basis, on substantially the same terms that could have been obtained from an unrelated party.

SEO Arrangements

We and our affiliates issued equity and debt securities to and entered into several agreements with SEO in connection with the Acquisition. We believe that these transactions were negotiated on an arms’-length basis, on substantially the same terms that could have been obtained from an unrelated party.

For a description of these transactions see below and “Business—The SENA Acquisition and Related Transactions.”

Pulp Supply Agreement. At the closing of the Acquisition, SEO and NPCP entered into a pulp supply agreement. Pursuant to this agreement, during the initial six-month period following the closing of the Acquisition, to the extent NPCP’s pulp supply requirements are not satisfied by the delivery of pulp under the current pulp supply contracts (irrespective of transfer to NewPage prior to the closing of the Acquisition), SEO has agreed to cover a shortfall of NPCP’s pulp supply requirements (subject to a cap of 20,000 metric tons during such six-month period) at market prices, less NPCP’s highest discount offered by its suppliers.

Corenso Arrangements. Prior to the closing of the Acquisition, Storo Enso North America Corp., now called NewPage Wisconsin Inc. (“NewPage Wisconsin”) and Corenso North America Corp., a wholly-owned subsidiary of SEO that was not part of the Acquisition, which we refer to as “Corenso,” entered into the arrangements described below. Corenso manufactures core boards, cores and tubes for use by manufacturers of paper and board, textile yarn, plastic film, flexible packaging and metal foil.

•

Corenso acquired from NewPage Wisconsin certain assets currently used by Corenso in NewPage Wisconsin’s Wisconsin Rapids mill, and Corenso granted NewPage Wisconsin a right of first offer in respect of any future sale or transfer of those assets;

•

NewPage Wisconsin and Corenso entered into property lease agreements with respect to the part of the Wisconsin Rapids mill currently used in Corenso’s operations and NewPage Wisconsin is providing steam, process water and process water effluent treatment to Corenso operations at the leased facility;

•

NewPage Wisconsin and Corenso entered into a transition services agreement whereby NewPage Wisconsin will provide information technology and other transition services to Corenso for up to one year from the closing of the Acquisition;

•

NewPage Wisconsin will use commercially reasonable efforts to make available directly or through a specified third party certain logistical services currently being used by both NewPage Wisconsin and Corenso in respect of the Wisconsin Rapids mill; and

•	NewPage Wisconsin and Corenso entered into a supply agreement pursuant to which Corenso will continue to supply cores to NewPage Wisconsin on mutually agreed terms.

NewPage Group PIK Notes. In connection with the Acquisition, NewPage Group issued $200 million in aggregate principal amount of NewPage Group PIK Notes to SEO. The following is a summary of the material terms of the NewPage Group PIK Notes.

•

Maturity and Interest. The NewPage Group PIK Notes will mature on the eighth anniversary of issuance. Interest on the NewPage Group PIK Notes accrues at a rate per annum, reset semi-annually, equal to LIBOR plus 7.0%, from December 21, 2007 until maturity. Interest on the NewPage Group PIK Notes compounds semi-annually and is payable by the issuance of additional NewPage Group PIK Notes. Interest will be paid semi-annually in arrears on May 1 and November 1 of each year.

•

Optional Redemption. During the first year following issuance, the NewPage Group PIK Notes may not be redeemed at NewPage Group’s option, except in the case of a Change in Control as described below under “Mandatory Redemption.” After the first year following issuance, NewPage Group may redeem some or all of the NewPage Group PIK Notes at specified redemption prices plus all accrued and unpaid interest to the date of redemption.

•

Mandatory Redemption. Upon a Change in Control, as defined below, each holder of the NewPage Group PIK Notes will have the right to require NewPage Group to repurchase all of the outstanding NewPage Group PIK Notes (including NewPage Group PIK Notes issued in payment of PIK interest) at a purchase price equal to the principal amount of the NewPage Group PIK Notes plus accrued but unpaid interest thereon to the date of purchase. NewPage Group shall have the option to redeem any NewPage Group PIK Notes that are not tendered pursuant to such offer to purchase, at a redemption price equal to the principal amount of the NewPage Group PIK Notes plus accrued but unpaid interest to the date of purchase.

Under the NewPage Group PIK Notes indenture, “Change of Control” means the occurrence of any of the following:

1)	the sale or transfer, (other than by way of merger or consolidation of NewPage Group or NewPage Holding) of all or substantially all of the properties or assets of NewPage Group or NewPage Holding and its subsidiaries taken as a whole to any person other than Cerberus or its affiliates;

2)	the adoption of a plan relating to the liquidation or dissolution of NewPage Group or NewPage Holding;

3)	the consummation of any transaction, the result of which is that any person other than Cerberus or its affiliates becomes the beneficial owner of more than 50% of the voting stock of NewPage Group or NewPage Holding, measured by voting power rather than number of shares;

4)	after an initial public offering of NewPage Group or NewPage Holding, the first day on which a majority of the members of the board of directors of NewPage Group or NewPage Holding are not members who were members as of the date of the NewPage PIK notes indenture or nominated with the approval of a majority of members who were members as of the date of the NewPage PIK notes indenture;

5)	NewPage Holding ceases to directly own all outstanding equity interests of NewPage; or

6)	NewPage Group ceases to directly own all outstanding equity interests of NewPage Holding.

In the case of any public equity offering by NewPage Group or one of its subsidiaries, NewPage Group shall first use the net proceeds of the offering to repay in full the outstanding NewPage Holding PIK Notes, and then NewPage Group shall use any remaining net proceeds to redeem NewPage Group PIK Notes (including NewPage Group PIK Notes issued in payment of PIK interest) at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest thereon to the date of redemption.

•	Events of Default. The NewPage PIK notes indenture contains customary events of default.

Registration Rights. NewPage Group has agreed to file a registration statement on Form S-4 with the SEC to register the exchange of the NewPage Group PIK Notes for registered notes within 180 days after the closing (or a resale registration statement if a holder cannot participate in the exchange offer in accordance with the rules of the SEC) and cause such exchange offer (or shelf) registration statement to become effective within 360 days after the closing. After the effectiveness of the registration statement, whether or not required to do so under the Securities Exchange Act, NewPage Group has agreed to file with the SEC within the time periods specified by the SEC such reports as are required of a U.S. company subject to reporting under Section 13 or 15(d) of the Exchange Act.

Loans to Maple Timber

During 2007, in connection with the separation from NewPage of Matthew L. Jesch, our former chief financial officer, and Charles J. Aardema, our former vice president, human resources and communications, we loaned $3 million and $0.9 million to Maple Timber to enable Maple Timber to satisfy its equity repurchase obligations. These loans were retired in connection with the equity reorganization.

Loans to NewPage Group

In connection with the separation from NewPage of James C. Tyrone, our former senior vice president, sales, we loaned $5 million to NewPage Group in January 2008 to enable NewPage Group to satisfy its repurchase obligations.

Director Independence

Although each of NewPage Holding and NewPage do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, we have selected the definition promulgated by the New York Stock Exchange, or NYSE, to determine which of NewPage Holding’s and NewPage’s directors qualifies as independent. Using the independence tests promulgated by the NYSE, the board of directors of NewPage Holding and NewPage have each determined that Robert M. Armstrong, Charles E. Long, David J. Prystash, John W. Sheridan and Michael S. Williams are independent directors. In making its determination regarding Mr. Sheridan, the board of directors considered that our chief executive officer, Mr. Suwyn, currently serves as a member of the board of directors of a company in which Mr. Sheridan currently serves as an executive officer. Examining all of the relevant facts and circumstances, the board of directors of each of NewPage Holding and NewPage determined that this relationship did not and would not impair Mr. Sheridan’s independence.

Under the NYSE rules, NewPage Holding and NewPage are each considered a “controlled company” because more than 50% of their respective voting power is held by a single person. Accordingly, even if NewPage Holding and NewPage were a listed company, they would not be required by NYSE rules to maintain a majority of independent directors on their respective board of directors, nor would they be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors. As a result, NewPage Holding and NewPage do not maintain a nominating committee and their respective compensation committee includes one independent director, Mr. Long.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The audit committee of NewPage Holding and NewPage has selected PricewaterhouseCoopers LLP as independent auditor of NewPage Holding and NewPage. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2007 and 2006.

	NewPage
	Holding (1)		NewPage
(in thousands)	2007	2006	2007	2006
Audit fees	$1,806	$2,121	$1,736	$2,051
Audit-related fees	1,242	2,402	1,242	1,460
All other fees	1	2	1	2

Total	$3,049	$4,525	$2,979	$3,513

(1)	NewPage Holding includes fees paid by NewPage.

Audit fees consist of fees billed or agreed to be billed for services related to the audit of NewPage Holding’s and NewPage’s consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings.

“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under “Audit fees.” In 2007, this category includes services in respect of the debt issued in conjunction with the Acquisition and for financial due diligence in conjunction with the Acquisition. In 2006, this category include services related to the initial filing of and amendments to a Form S-1 registration statement relating to a contemplated initial public offering by NewPage Holding and Form S-4 registration statement related to an exchange offer in respect of the debt issued in conjunction with the acquisition of our predecessor and for financial due diligence in conjunction with the sale of the carbonless paper business.

Policy on Pre-Approval of Services of the Independent Auditor

The policy of the audit committee of NewPage and NewPage Holding is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other permitted non-audit services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. Any general, pre-approved category of service with fees in excess of $100,000 or other permitted non-audit services requires specific approval of the audit committee or its designee. The audit committee has delegated pre-approval authority to the chairman of the audit committee when expedition of services is necessary, with follow-up with the audit committee at its next meeting. The audit committee pre-approved all of the services for us performed by the independent auditor in 2007.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following consolidated financial statements of NewPage Holding and NewPage and its subsidiaries and its predecessor are incorporated by reference as part of this Report at Item 8 hereof.

Successor
Reports of Independent Registered Public Accounting Firm

NewPage Holding:
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005

NewPage:
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and the eight months ended December 31, 2005

NewPage Holding and NewPage:
Notes to Consolidated Financial Statements

Predecessor
Printing and Writing Papers Business (A Business of MeadWestvaco Corporation):
Report of Independent Registered Public Accounting Firm
Combined Statement of Operations for the four months ended April 30, 2005
Statement of Changes in Combined Equity for the four months ended April 30, 2005
Combined Statement of Cash Flows for the four months ended April 30, 2005
Notes to Combined Financial Statements

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

(a)(3)    Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of NewPage Holding Corporation

3.2	Amended and Restated Bylaws of NewPage Holding Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.3	Certificate of Incorporation of NewPage Corporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

3.4	Amended and Restated Bylaws of NewPage Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q of NewPage Corporation for the quarter ended June 30, 2006)

3.5	Amendment to the Certificate of Incorporation of NewPage Holding Corporation dated February 29, 2008

4.1	Indenture for the Floating Rate Senior PIK Notes due 2013 dated as of May 2, 2005 by and among NewPage Holding Corporation and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.2	Form of Floating Rate Senior PIK Notes due 2013 (included in Exhibit 4.1)

4.3	Intercreditor Agreement, dated as of May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank. N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.4	Form of Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.5 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

4.5	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.7 to the Form 8-K filed on December 28, 2007)

4.6	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on December 28, 2007)

4.7	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.8 to the Form 8-K filed on December 28, 2007)

4.8	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.6)

4.9	Form of 10% Senior Secured Notes due 2012 (included in Exhibit 4.7)

4.10	Form of 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.8)

4.11	Form of Guarantee for each of the Floating Rate Senior Notes due 2012, the 10% Senior Secured Notes due 2012, and the 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.6)

4.12	Intercreditor Agreement, dated as of May 2, 2005 among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank, N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.13	Collateral Trust Agreement dated as of May 2, 2005 among NewPage Corporation, the Pledgors from time to time party thereto, Goldman Sachs Credit Partners L.P., HSBC Bank USA, National Association, and The Bank of New York (incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.14	Priority Lien Debt Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and The Bank of New York (incorporated by reference from Exhibit 10.3 to the Form 8-K of NewPage Corporation filed on December 28, 2007)

10.1	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC) (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.2	First Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.3	Second Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.4+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Daniel A. Clark (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2006) and Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.9 to the Form 8-K filed on December 28, 2007)

10.5+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and James C. Tyrone (incorporated by reference from Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2006) and Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.14 to the Form 8-K filed on December 28, 2007)

10.6+	Consulting Agreement dated May 2, 2005, by and between NewPage Corporation and Mark Suwyn (incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.7+	Employment Letter Agreement dated October 6, 2005, by and between NewPage Corporation and Douglas K. Cooper (incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2006) and Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.10 to the Form 8-K filed on December 28, 2007)

10.8	Asset Purchase Agreement dated January 6, 2006, among Brascan Power Inc., Rumford Falls Power Company and Rumford Paper Company (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006), as amended by Amendment No. 1 to the Asset Purchase Agreement dated as of June 7, 2006 (incorporated by reference from Exhibit 10.37 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.9	Asset Purchase Agreement among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company dated February 21, 2006 (incorporated by reference from Exhibit 10.26 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.10+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Charles J. Aardema (incorporated by reference from Exhibit 10.30 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2006)

10.11+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and George F. Martin (incorporated by reference from Exhibit 10.31 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2006) and Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.11 to the Form 8-K filed on December 28, 2007)

10.12+	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Mark A. Suwyn (incorporated by reference from Exhibit 10.33 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.13 to the Form 8-K filed on December 28, 2007)

10.13+	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Richard D. Willett, Jr. (incorporated by reference from Exhibit 10.34 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.14	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.35 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.15	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.36 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.16+	Form of NewPage Holding Corporation 2006 Incentive Plan (incorporated by reference from Exhibit 10.38 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.17+	Form of Management Lock-up Agreement (incorporated by reference from Exhibit 10.39 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.18+	Employment Agreement dated as of May 2, 2005 by and between NewPage Corporation and Michael L. Marziale, as amended by letter agreement dated as of June 30, 2006, and by Amendment No. 2 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2006) and Amendment No. 3 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.12 to the Form 8-K filed on December 28, 2007)

10.19+	Employment Agreement dated as of December 18, 2006 by and between NewPage Corporation and Jason W. Bixby (incorporated by reference from Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2006)

10.20	Term Loan Credit and Guaranty Agreement, dated December 21, 2007, among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent, and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 28, 2007)

10.21	Revolving Credit and Guaranty Agreement, dated December 21, 2007, among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the other parties thereto (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 28, 2007)

10.22	Priority Lien Debt Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and The Bank of New York (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on December 28, 2007)

10.23	Revolving Credit Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on December 28, 2007)

10.24	Exchange and Registration Rights Agreement, dated as of December 21, 2007, among NewPage Corporation, the guarantors named therein, and Goldman, Sachs & Co. (incorporated by reference from Exhibit 10.6 to the Form 8-K filed on December 28, 2007)

10.25	Stock Purchase Agreement by and among Stora Enso Oyj, Stora Enso North America, Inc. and NewPage Holding Corporation, dated as of September 20, 2007 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007), as amended by the First Amendment, dated as of on December 21, 2007 (incorporated by reference from Exhibit 10.15 to the Form 8-K filed on December 28, 2007)

10.26+	Separation Letter Agreement dated July 27, 2007, by and between NewPage Corporation and Charles J. Aardema (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.27+	Employment Agreement dated as of November 1, 2007 by and between NewPage Corporation and Michael T. Edicola

10.28+	Separation Letter Agreement dated December 21, 2007, by and between NewPage Corporation and James C. Tyrone

21.1	Subsidiaries of the registrant

24.1	Power of Attorney – Robert M. Armstrong

24.2	Power of Attorney – Charles E. Long

24.3	Power of Attorney – David J. Prystash

24.4	Power of Attorney – John W. Sheridan

24.5	Power of Attorney – Gerald Porter Strong

24.6	Power of Attorney – Lenard B. Tessler

24.7	Power of Attorney – Michael S. Williams

24.8	Power of Attorney – Alexander M. Wolf

24.9	Power of Attorney – George J. Zahringer, III

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Mark A. Suwyn	By:	/s/ Mark A. Suwyn
	Mark A. Suwyn		Mark A. Suwyn
	Chief Executive Officer		Chief Executive Officer
Date:	March 25, 2008	Date:	March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

/s/ Mark A. Suwyn		/s/ Mark A. Suwyn
Mark A. Suwyn		Mark A. Suwyn
Chief Executive Officer and Director		Chief Executive Officer and Director
(Principal Executive Officer)		(Principal Executive Officer)
Date:	March 25, 2008	Date:	March 25, 2008

/s/ Jason W. Bixby		/s/ Jason W. Bixby
Jason W. Bixby		Jason W. Bixby
Senior Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)
Date:	March 25, 2008	Date:	March 25, 2008

/s/ Stephen A. DeLong		/s/ Stephen A. DeLong
Stephen A. DeLong		Stephen A. DeLong
Controller and Chief Accounting Officer		Controller and Chief Accounting Officer
(Principal Accounting Officer)		(Principal Accounting Officer)
Date:	March 25, 2008	Date:	March 25, 2008

*		*
Robert M. Armstrong		Robert M. Armstrong
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
Charles E. Long		Charles E. Long
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
David J. Prystash		David J. Prystash
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
John W. Sheridan		John W. Sheridan
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
Gerald Porter Strong		Gerald Porter Strong
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
Lenard B. Tessler		Lenard B. Tessler
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
Michael S. Williams		Michael S. Williams
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
Alexander M. Wolf		Alexander M. Wolf
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*		*
George J. Zahringer, III		George J. Zahringer, III
Director		Director
Date:	March 25, 2008	Date:	March 25, 2008

*By:	/s/ Douglas K. Cooper
Douglas K. Cooper Attorney-in-fact

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material will be provided to our security holder.