Form 10-Q
period 2008-03-31
NewPage Holding CORP; NewPage CORP
filed 2008-05-13
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

There were 10 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of May 1, 2008.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense and income tax effect. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage. References to “SENA” are to Stora Enso North America Inc., which we acquired from Stora Enso Oyj on December 21, 2007 (the “Acquisition”). Following the Acquisition, SENA changed its name to NewPage Consolidated Papers Inc., or NPCP. References to both SENA and NPCP are to the acquired business.

Our address is 8540 Gander Creek Drive, Miamisburg, Ohio 45342, and our telephone number is 877.855.7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our ability to realize the anticipated benefits of the acquisition of SENA, including anticipated synergies;

•	our substantial level of indebtedness;

•	changes in the supply of, demand for, or prices of our products;

•	the activities of competitors, including those that may be engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	general economic and business conditions in the United States and Canada and elsewhere;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance; and

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

MARCH 31, 2008 AND DECEMBER 31, 2007

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2008	Dec. 31, 2007
ASSETS
Cash and cash equivalents	$105	$143	$105	$143
Accounts receivable, net	390	351	390	351
Inventories (Note C)	611	584	611	584
Other current assets	40	43	40	43

Total current assets	1,146	1,121	1,146	1,121

Property, plant and equipment, net of accumulated depreciation of $437 as of March 31, 2008 and $366 as of December 31, 2007	3,539	3,564	3,539	3,564
Other assets	205	200	204	198

TOTAL ASSETS	$4,890	$4,885	$4,889	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$311	$338	$311	$338
Accrued expenses	299	290	299	290
Current maturities of long-term debt (Note E)	16	16	16	16

Total current liabilities	626	644	626	644

Long-term debt (Note E)	3,072	3,070	2,905	2,909
Other long-term obligations	389	351	389	351
Deferred income taxes	278	275	300	293
Commitments and contingencies (Note J)
Minority interest	30	31	30	31

STOCKHOLDER’S EQUITY
Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	632	632	729	729
Accumulated deficit	(137)	(141)	(90)	(97)
Accumulated other comprehensive income (loss)	—	23	—	23

Total stockholder’s equity	495	514	639	655

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,890	$4,885	$4,889	$4,883

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2008 AND 2007

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2008	2007	2008	2007
Net sales	$1,190	$476	$1,190	$476

Cost of sales	1,058	438	1,058	438
Selling, general and administrative expenses	55	26	55	26
Interest expense (including non-cash interest expense of $12, $7, $7 and $2)	76	38	71	33
Other (income) expense, net	(6)	—	(6)	—

Income (loss) before income taxes	7	(26)	12	(21)
Income tax (benefit)	3	(1)	5	(1)

Net income (loss)	$4	$(25)	$7	$(20)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST QUARTER ENDED MARCH 31, 2008

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at December 31, 2007	10	$—	$632	$(141)	$23
Net income (loss)				4
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $12					(21)
Foreign currency translation adjustment					(2)
Equity awards (Note F)			6
Loan to NewPage Group			(6)

Balance at March 31, 2008	10	$—	$632	$(137)	$—

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST QUARTER ENDED MARCH 31, 2008

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at December 31, 2007	100	$—	$729	$(97)	$23
Net income (loss)				7
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $12					(21)
Foreign currency translation adjustment					(2)
Equity awards (Note F)			6
Loan to NewPage Group			(6)

Balance at March 31, 2008	100	$—	$729	$(90)	$—

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2008 AND 2007

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31, 2008	First Quarter Ended Mar. 31, 2007	First Quarter Ended Mar. 31, 2008	First Quarter Ended Mar. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4	$(25)	$7	$(20)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75	34	75	34
Non-cash interest expense	12	7	7	2
(Gain) loss on sale of assets	1	—	1	—
Deferred income taxes	3	(1)	5	(1)
LIFO effect	5	10	5	10
Equity award expense (Note F)	6	1	6	1
Change in operating assets and liabilities	(112)	(23)	(112)	(23)

Net cash provided by (used in) operating activities	(6)	3	(6)	3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24)	(14)	(24)	(14)
Proceeds from sales of assets	5	—	5	—

Net cash provided by (used in) investing activities	(19)	(14)	(19)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	(2)	(4)	(2)	(4)
Loans to parent companies (Note F)	(6)	(4)	(6)	(4)
Payments on long-term debt	(4)	(1)	(4)	(1)

Net cash provided by (used in) financing activities	(12)	(9)	(12)	(9)

Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)	—

Net decrease in cash and cash equivalents	(38)	(20)	(38)	(20)
Cash and cash equivalents at beginning of period	143	44	143	44

Cash and cash equivalents at end of period	$105	$24	$105	$24

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$42	$23	$42	$23

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in millions

A. BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) and its subsidiaries are engaged in the manufacturing, marketing and distribution of printing papers primarily used for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered, newsprint and specialty paper and market pulp. Our products are manufactured at multiple mills in the United States and one mill in Canada and supported by multiple distribution and converting locations. We operate within one operating segment. The consolidated financial statements include the accounts of NewPage Holding and all entities it controls. All intercompany transactions and balances have been eliminated.

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

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

B. ACQUISITION AND RELATED TRANSACTIONS

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of Stora Enso North America (“SENA”) from Stora Enso Oyj (“SEO”) (the “Acquisition”). The purchase price for SENA included $1,522 in cash (including a final working capital adjustment of $6 paid in the second quarter of 2008) and $200 of notes issued to SEO by NewPage Group Inc. (“NewPage Group”), NewPage Holding’s direct parent. In addition, SEO received a 19.9% equity interest in NewPage Group.

The consolidated balance sheets in these financial statements include the assets acquired and liabilities assumed of SENA and reflect a preliminary allocation of the purchase price based on estimated fair values at the date of Acquisition. The following shows the reconciliation of the purchase price paid by NewPage:

Cash paid for acquisition, net of cash acquired	$1,486
Cash to be paid during the second quarter of 2008	6
NewPage Group equity issued to SEO (at fair value)	123
NewPage Group PIK Notes issued to SEO (at fair value)	206

Total paid for acquisition	1,821
Reversal of valuation allowance on NewPage Holding deferred tax assets	(39)

Net purchase price allocated	$1,782

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the Acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations, adjustments for final estimates for restructuring activities, and for uncertain tax positions under FIN 48 and deferred tax positions under FAS 109.

Accounts receivable	$204
Inventory	323
Other current assets	3
Property, plant and equipment	2,321
Other assets	28

Total assets acquired	2,879
Accounts payable	(199)
Other current liabilities	(154)
Capital lease	(146)
Deferred taxes	(308)
Other long-term obligations	(290)

Total liabilities assumed	(1,097)

Net purchase price allocated	$1,782

C. INVENTORIES

Inventories as of March 31, 2008 and December 31, 2007 consist of:

	Mar. 31, 2008	Dec. 31, 2007
Finished and in-process goods	$329	$304
Raw materials	127	123
Stores and supplies	155	157

	$611	$584

D. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments primarily to manage our exposure to changes in interest rates. Interest rate swap contracts are accounted for as cash-flow hedges with changes in fair value recorded as a component of accumulated other comprehensive income. The intrinsic portion of interest rate cap contracts are accounted for as cash-flow hedges, with changes in fair value attributed to intrinsic value recorded as a component of accumulated other comprehensive income and any change in fair value attributed to time value recorded in interest expense. Accumulated other comprehensive income is reclassified into current period earnings when the hedged transaction affects earnings. These instruments are classified as other assets or other long-term obligations on our balance sheets depending on the fair value of the instrument.

In January 2008, we entered into four interest rate swap agreements with an aggregate notional amount of $1,050 to hedge the variability of cash flows on a portion of our variable-rate debt. The interest rate swaps have notional amounts of $300, $300, $250 and $200 and expire December 2009, December 2010, December 2011 and December 2012.

As of March 31, 2008, we had outstanding interest rate swaps totaling $1,350, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

We measure the fair values of our interest rate swaps under a Level 2 input as defined by SFAS No. 157. We value the swaps using observable interest rate yield curves for comparable assets and liabilities at commonly quoted intervals. As of March 31, 2008 and December 31, 2007, the fair values of the swaps were a liability of $(36) and $(2) and were included in other long-term obligations. We received cash of $3 and $1 on our interest rate agreements for the first quarter ended March 31, 2008 and 2007, which were recorded as a reduction of interest expense on the hedged debt.

E. LONG-TERM DEBT

The balances of long-term debt as of March 31, 2008 and December 31, 2007 are as follows:

	Mar. 31, 2008	Dec. 31, 2007
NewPage:
Term loan senior secured credit facility (face amount $1,596 and $1,600; LIBOR plus 3.75%)	$1,549	$1,552
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $806)	804	804
12% senior subordinated notes (face amount $200)	198	198
Capital lease	145	146

Total long-term debt, including current portion	2,921	2,925
Current portion of long-term debt	16	16

Subtotal	2,905	2,909
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $176 and $171; LIBOR plus 7.00%)	167	161

Long-term debt	$3,072	$3,070

Substantially all of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2007 for further details on our debt agreements.

F. EQUITY

During January 2008, a reverse common stock split was declared and became effective as of February 29, 2008, which decreased the authorized shares of NewPage Holding to ten shares. All share and per share information has been adjusted to reflect this reverse split.

Under a repurchase agreement between NewPage Group and a former executive officer, NewPage Group agreed to repurchase all of the executive officer’s NewPage Group stock for an aggregate amount of $6 on January 18, 2008. The expense associated with this transaction was recognized during the fourth quarter of 2007. During the first quarter of 2008, NewPage loaned $6 to NewPage Group to enable NewPage Group to satisfy its repurchase obligations, which was recorded as a reduction in shareholder’s equity as repayment is not assured.

NewPage Group Equity Incentive Plan

Included in selling, general and administrative expenses for the first quarter ended March 31, 2008 and 2007 is equity award expense of $6 and $1. In March 2008, the first installment of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $13 at the grant date and will be expensed over the remainder of 2008.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2007	3,373	$19.83
Granted	994	21.22
Forfeited	(158)	21.22

Outstanding at March 31, 2008	4,209	20.10

None of the outstanding options were exercisable as of March 31, 2008. The outstanding options at March 31, 2008, have a weighted-average remaining contractual life of 9.8 years.

We utilize a Black-Scholes pricing model to determine the fair value of options granted in accordance with SFAS 123R. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors (term of option). We estimate the expected term of options granted by incorporating the contractual term of the options and employees’ expected exercise behaviors. We estimate the volatility of NewPage Group’s common stock by considering volatility of appropriate peer companies and adjusting for factors unique to our stock, including the effect of debt leverage.

Assumptions used to determine the fair value of option grants are as follows:

First Quarter Ended March 31, 2008
Weighted-average fair value of options granted	$12.87
Weighted-average assumptions used for grants:
Expected volatility	60%
Risk-free interest rate	2.8%
Expected life of option (in years)	5

G. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net unrealized gains and losses on cash flow hedges and changes in foreign currency translation adjustment. Total comprehensive income (loss) is as follows:

	First Quarter Ended Mar. 31,
	2008	2007
NewPage Holding	$(19)	$(27)
NewPage	(16)	(22)

H. PENSION AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the quarters ended March 31, 2008 and 2007 is as follows:

	First Quarter Ended March 31, 2008		First Quarter Ended March 31, 2007
Pension Plans	U.S.	Canada	U.S.
Service cost	$5	$1	$2
Interest cost	15	5	3
Expected return on plan assets	(21)	(5)	(5)

Net periodic cost (income) before curtailment loss and termination benefits	(1)	1	—
Curtailment loss	—	—	1
Termination benefits	1	—	—

Net periodic cost (income) after curtailment loss and termination benefits	$—	$1	$1

	First Quarter Ended March 31, 2008		First Quarter Ended March 31, 2007
Other Postretirement Plans	U.S.	Canada	U.S.
Service cost	$1	$1	$—
Interest cost	4	—	1

Net periodic cost	$5	$1	$1

As a result of the restructuring actions described in Note I, during the first quarter of 2008 we recognized a special termination charge of $1 in cost of sales for employees affected by the shutdown of the No. 11 paper machine in Rumford, Maine, and recorded adjustments to the opening balance sheet to reflect a $6 reduction in benefit obligations under SENA pension plans and a $4 reduction in benefit obligations under a SENA postretirement plan.

I. RESTRUCTURING

On January 16, 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions are intended to create a single business platform and to enable us to remain competitive in the marketplace, serve our customers more efficiently and deliver on the synergies we have committed to achieve.

The specific restructuring actions are as follows:

•

Permanently closed the No. 11 paper machine in Rumford, Maine, in February 2008. This paper machine produced coated freesheet and groundwood papers for magazines and catalogs. Approximately 60 employees were affected by the shutdown.

•

Permanently close the pulp mill and both paper machines in Niagara, Wisconsin, in the fall of 2008. The Niagara machines produce lightweight coated groundwood papers used in magazines and catalogs. Approximately 320 employees will be affected by the shutdown.

•

Permanently close the No. 95 paper machine in Kimberly, Wisconsin, by the end of May 2008. The Kimberly mill produces coated freesheet papers for publication printing, and specialty papers for pressure-sensitive or glue-applied labels. Approximately 125 employees will be affected by the shutdown.

•	Permanently close the Chillicothe, Ohio, converting facility by the end of November 2008. Approximately 160 employees will be affected by the shutdown.

•	Reduce personnel in other areas, including sales, finance and other support functions. Approximately 200 to 250 employees are expected to be affected by this action.

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

As a result of these actions, during the first quarter ended March 31, 2008 we incurred total charges of $9, including $6 in accelerated depreciation and inventory write-offs recorded in cost of sales and $3 of employee-related costs, of which $2 is recorded in cost of sales and $1 is recorded in selling, general and administrative expenses. In addition, we recorded $18 of employee-related costs for former SENA employees as a liability on the opening balance sheet.

In total, we expect to recognize up to $45 as a liability on the opening balance sheet for actions related to the acquired operations and expect to incur expenses and restructuring charges in 2008 and to a lesser extent in 2009 of up to $55 in the aggregate relating to severance and early retirement benefits, costs of relocating employees and assets, and costs of integrating the two businesses, including investments in information systems We also expect to recognize an additional $8 in accelerated depreciation during 2008. Additional adjustments to these estimates are likely to occur as we finalize union negotiations and severance arrangements and execute the actions described above, including the effects of sales or dispositions of assets and facilities.

The activity in the accrued severance liability relating to this action for the first quarter ended March 31, 2008 was as follows:

Employee Costs
Balance accrued at December 31, 2007	$4
Additions to reserve recorded on opening balance sheet	18
Current charges	3
Payments	(4)

Balance accrued at March 31, 2008	$21

J. COMMITMENTS AND CONTINGENCIES

Claims have been made against us for the costs of environmental remediation measures taken or to be taken. Reserves for these liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. We are involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of these matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

K. INCOME TAXES

For the first quarter ended March 31, 2007, we recorded a valuation allowance against our net deferred tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of the negative evidence at that time presented by our and our predecessor’s history of losses.

L. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit–risk–related contingent features in their hedged positions. SFAS No. 161 is effective for us as of January 1, 2009 with early application encouraged. We are currently evaluating the disclosure requirements of this statement.

M. SUPPLEMENTAL CONSOLIDATING INFORMATION

NewPage has issued $225 face amount of floating rate senior secured notes due May 2012, $806 face amount of 10% senior secured notes due May 2012 and $200 face amount of 12% senior subordinated notes due May 2013 (the “Notes”). The Notes are jointly and severally guaranteed on a full and unconditional basis by NewPage’s 100%-owned subsidiaries, except Consolidated Water Power Company, our non-guarantor subsidiary.

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$65	$30	$9	$1	$105
Accounts receivable	150	237	1	2	390
Inventories	161	450	—	—	611
Other current assets	10	32	(2)	—	40

Total current assets	386	749	8	3	1,146
Intercompany receivables	1,127	233	14	(1,374)	—
Property, plant and equipment, net	17	3,459	35	28	3,539
Investment in subsidiaries	2,121	43	—	(2,164)	—
Other assets	178	25	2	(1)	204

TOTAL ASSETS	$3,829	$4,509	$59	$(3,508)	$4,889

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$35	$269	$7	$—	$311
Accrued expenses	60	238	1	—	299
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	111	507	8	—	626
Intercompany payables	86	1,288	—	(1,374)	—
Long-term debt	2,760	145	—	—	2,905
Other long-term liabilities	96	293	—	—	389
Deferred income taxes	137	155	8	—	300
Minority interest	—	—	—	30	30
Stockholder’s equity	639	2,121	43	(2,164)	639

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,829	$4,509	$59	$(3,508)	$4,889

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$88	$49	$5	$1	$143
Accounts receivable	160	187	2	2	351
Inventories	141	443	—	—	584
Other current assets	24	18	1	—	43

Total current assets	413	697	8	3	1,121
Intercompany receivables	1,123	201	14	(1,338)	—
Property, plant and equipment, net	14	3,485	36	29	3,564
Investment in subsidiaries	2,072	43	—	(2,115)	—
Other assets	178	20	1	(1)	198

TOTAL ASSETS	$3,800	$4,446	$59	$(3,422)	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$27	$303	$8	$—	$338
Accrued expenses	97	193	—	—	290
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	140	496	8	—	644
Intercompany payables	61	1,277	—	(1,338)	—
Long-term debt	2,763	146	—	—	2,909
Other long-term liabilities	51	300	—	—	351
Deferred income taxes	130	155	8	—	293
Minority interest	—	—	—	31	31
Stockholder’s equity	655	2,072	43	(2,115)	655

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,800	$4,446	$59	$(3,422)	$4,883

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$515	$1,095	$24	$(444)	$1,190
Cost of sales	451	1,028	24	(445)	1,058
Selling, general and administration expenses	44	11	—	—	55
Equity in (earnings) loss of subsidiaries	(37)	1	—	36	—
Interest expense	69	2	—	—	71
Other (income) expense, net	—	(7)	—	1	(6)

Income (loss) before income taxes	(12)	60	—	(36)	12
Income tax (benefit)	(19)	23	1	—	5

Net income (loss)	$7	$37	$(1)	$(36)	$7

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$474	$445	$—	$(443)	$476
Cost of sales	446	436	—	(444)	438
Selling, general and administration expenses	26	—	—	—	26
Equity in (earnings) of subsidiaries	(10)	—	—	10	—
Interest expense	33	—	—	—	33
Other (income) expense, net	—	(1)	—	1	—

Income (loss) before income taxes	(21)	10	—	(10)	(21)
Income tax (benefit)	(1)	—	—	—	(1)

Net income (loss)	$(20)	$10	$—	$(10)	$(20)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASHFLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(12)	$2	$2	$2	$(6)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1)	(23)	—	—	(24)
Proceeds from sales of assets	—	3	2	—	5

Net cash provided by (used in) investing activities	(1)	(20)	2	—	(19)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(2)	(2)
Loans to parent companies	(6)	—	—	—	(6)
Payments on long-term debt	(4)	—	—	—	(4)

Net cash provided by (used in) financing activities	(10)	—	—	(2)	(12)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	(23)	(19)	4	—	(38)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$65	$30	$9	$1	$105

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASHFLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(5)	$13	$—	$(5)	$3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1)	(13)	—	—	(14)

Net cash provided by (used in) investing activities	(1)	(13)	—	—	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(4)	(4)
Loans to parent companies	(4)	—	—	—	(4)
Payments on long-term debt	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	(5)	—	—	(4)	(9)

Net increase (decrease) in cash and cash equivalents	(11)	—	—	(9)	(20)
Cash and cash equivalents at beginning of period	33	—	—	11	44

Cash and cash equivalents at end of period	$22	$—	$—	$2	$24

N. SUBSEQUENT EVENT

On May 5, 2008, NewPage Group filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to an initial public offering of its common stock. The registration statement indicates that NewPage Group intends to use the proceeds it receives from the offering to redeem in full NewPage Group’s PIK Notes and NewPage Holding’s PIK Notes. There can be no assurance that our parent will complete the offering or what the terms of the offering will be.

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Background

We believe that we are the largest coated paper manufacturer in North America based on production capacity. Our broad portfolio of paper products includes coated freesheet, coated groundwood, supercalendered, newsprint and specialty paper. Coated paper is used primarily in media and marketing applications. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as corporate annual reports, high-end advertising brochures, direct mail advertising, coated labels and magazine covers. Our second largest product category is coated groundwood paper, which is used primarily for catalogs, magazines, inserts and textbooks.

The SENA Acquisition

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of Stora Enso North America (“SENA”) from Stora Enso Oyj (“SEO”), which we refer to as the “Acquisition.” The Acquisition significantly expanded our production capacity and product line.

Restructuring

On January 16, 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions are intended to create a single business platform and to enable us to remain competitive in the marketplace, serve our customers more efficiently and reach the synergies we have committed to achieve. These steps were developed by a joint integration planning team that began work in early October 2007.

The specific restructuring actions are as follows:

•

Permanently closed the No. 11 paper machine in Rumford, Maine, in February 2008. This paper machine produced coated freesheet and groundwood papers for magazines and catalogs. Approximately 60 employees were affected by the shutdown.

•

Permanently close the pulp mill and both paper machines in Niagara, Wisconsin, in the fall of 2008. The Niagara machines produce lightweight coated groundwood papers used in magazines and catalogs. Approximately 320 employees will be affected by the shutdown.

•

Permanently close the No. 95 paper machine in Kimberly, Wisconsin, by the end of May 2008. The Kimberly mill produces coated freesheet papers for publication printing, and specialty papers for pressure-sensitive or glue-applied labels. Approximately 125 employees will be affected by the shutdown.

•	Permanently close the Chillicothe, Ohio, converting facility by the end of November 2008. Approximately 160 employees will be affected by the shutdown.

•	Reduce personnel in other areas, including sales, finance and other support functions. Approximately 200 to 250 employees are expected to be affected by this action.

We intend to reallocate production of paper grades across our remaining combined machine base, resulting in the operation of machines in narrower ranges of paper grades around their peak production. We believe the increase in production from our largest, most efficient paper machines will more than offset the decrease in production from the shutdown of paper machines as part of our announced restructuring plans.

As a result of these actions, during the first quarter ended March 31, 2008 we incurred total charges of $9 million, including $6 million in accelerated depreciation and inventory write-offs recorded in cost of sales and $3 million of employee-related costs, of which $2 million is recorded in cost of sales and $1 million is recorded in selling, general and administrative expenses. In addition, we recorded $18 million of employee-related costs for former SENA employees as a liability on the opening balance sheet.

In total, we expect to recognize up to $45 million as a liability on the opening balance sheet for actions related to the acquired operations and expect to incur expenses and restructuring charges in 2008 and to a lesser extent in 2009 of up to $55 million in the aggregate relating to severance and early retirement benefits, costs of relocating employees and assets, and costs of integrating the two businesses, including investments in information systems. We also expect to recognize an additional $8 million in accelerated depreciation during 2008. Additional adjustments to these estimates are likely to occur as we finalize union negotiations and severance arrangements and execute the actions described above, including the effects of a sale or disposition of assets and facilities.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the paper industry. Typically, the first two quarters are our slowest quarters due to lower demand for coated paper during this period. Our third quarter is typically our strongest sales quarter, reflecting an increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. Announced price increases and the general economic environment can affect historical seasonal patterns.

Results of Operations

The following table sets forth the historical results of operations of NewPage Holding for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligations and related financing costs, accrued liabilities, interest expense and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

First Quarter 2008 Compared to First Quarter 2007

	NewPage Holding
	First Quarter Ended Mar. 31,
	2008		2007
(in millions)	$	%	$	%
Net sales	1,190	100.0	476	100.0
Cost of sales	1,058	88.9	438	92.0
Selling, general and administrative expenses	55	4.6	26	5.5
Interest expense	76	6.5	38	8.0
Other (income) expense, net	(6)	(0.5)	—	0.0

Income (loss) before income taxes	7	0.5	(26)	(5.5)
Income tax (benefit)	3	0.2	(1)	(0.1)

Net income (loss)	4	0.3	(25)	(5.4)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$158		$46

Net sales for the first quarter of 2008 were $1,190 million compared to $476 million for the first quarter of 2007, an increase of $714 million or 150%. The increase was driven primarily as a result of sales from the acquired operations, as well as by higher average coated paper prices and higher sales volume of coated paper. Average coated paper prices increased to $953 per ton in the first quarter of 2008 compared to $873 per ton in the first quarter of 2007. Coated paper sales volume increased to 1,037,000 tons in the first quarter of 2008 compared to 508,000 tons in the first quarter of 2007, primarily driven by sales from the acquired operations as well as stronger demand for coated paper caused by rationalized industry supply from reduced imports and capacity closures, as well as some inventory builds by customers in advance of a price increase. We did not take any market-related downtime of coated paper in the first quarter of 2008. We took 27,000 tons of market-related downtime of coated paper at our Rumford mill during the first quarter of 2007. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the first quarter of 2008 was $1,058 million compared to $438 million for the first quarter of 2007. Gross margin for the first quarter of 2008 increased to 11.1% compared to 8.0% for the first quarter of 2007. The higher gross margin was primarily driven by higher average sales prices. Energy costs in the first quarter of 2008 increased over the first quarter of 2007 primarily as a result of the Acquisition, as well as inflation on freight, materials and purchased energy. We expect crude oil and energy costs to remain high throughout the year. The first quarter of 2008 also includes $8 million of charges for restructuring. Maintenance expense at our mills totaled $82 million and $39 million in the first quarter of 2008 and 2007. The increase in maintenance expense was driven primarily as a result of the Acquisition.

Selling, general and administrative expenses increased to $55 million for the first quarter of 2008 from $26 million for the first quarter of 2007, primarily as a result of the Acquisition, higher stock compensation expense of $5 million and $1 million of restructuring charges. As a percentage of net sales, selling, general and administrative expenses decreased in the first quarter of 2008 to 4.6% from 5.5% in the first quarter of 2007, driven by higher sales prices and effects of the Acquisition.

Interest expense for the first quarter of 2008 was $76 million compared to $38 million for the first quarter of 2007. Interest expense for NewPage for the first quarter of 2008 was $71 million compared to $33 million for the first quarter of 2007. The increase was primarily a result of higher outstanding debt balances resulting from the financing for the Acquisition.

Income tax expense (benefit) for the first quarter of 2008 and 2007 was $3 million and $(1) million. Income tax expense (benefit) for NewPage for the first quarter of 2008 and 2007 was $5 million and $(1) million.

Net income (loss) was $4 million in the first quarter of 2008 compared to net income (loss) of $(25) million in the first quarter of 2007, primarily as a result of higher sales prices and effects of the Acquisition.

EBITDA was $158 million and $46 million for the first quarter of 2008 and 2007. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

	NewPage Holding
	First Quarter Ended March 31,
(in millions)	2008	2007
Net income (loss)	$4	$(25)
Interest expense	76	38
Income tax (benefit)	3	(1)
Depreciation and amortization	75	34

EBITDA	$158	$46

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit–risk–related contingent features in their hedged positions. SFAS No. 161 is effective for us as of January 1, 2009 with early application encouraged. We are currently evaluating the disclosure requirements of this statement.

Liquidity and Capital Resources

We had outstanding aggregate indebtedness at March 31, 2008, of $3,148 million, which includes $2,972 million at NewPage. Beginning in 2011, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to that time or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity, in addition to our existing cash balances. As of March 31, 2008, there were no borrowings outstanding under the revolving senior secured credit facility, and based on availability under the borrowing base as of that date, we had $421 million of additional borrowing availability under the revolving senior secured credit facility after taking into account $73 million in letters of credit. Our cash and cash equivalents were $105 million at March 31, 2008. Based on our current level of operations, we believe our cash flow from operations, available borrowings under our revolving senior secured credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

Cash Flows

Cash provided by (used in) operating activities was $(6) million during the first quarter of 2008 compared to $3 million during the first quarter of 2007. The decrease was primarily the result of increased investments in inventory and accounts receivable, partially offset by improved operating results. During the first quarter of 2008, for investing activities we used $24 million for capital expenditures. Financing activities in the first quarter of 2008 included a $6 million loan to our parent company and $4 million in payments on our long-term debt. Cash and cash equivalents decreased by $38 million during the first quarter of 2008 to a balance of $105 million at March 31, 2008.

Indebtedness

NewPage’s senior secured credit facilities include a $1,600 million term loan facility, with a stated maturity of 2014, and up to $500 million in available revolving loan borrowings, with a stated maturity of 2012. The revolving loan and term loan facilities mature on the earlier of (i) the stated maturity date and (ii) the date that is 181 days prior to the scheduled maturity date of the existing senior secured notes, the senior subordinated notes, the NewPage Holding PIK Notes and any refinancing thereof. The maturity date of the senior secured credit facilities may be accelerated if we are unable to refinance our notes prior to their maturity. NewPage’s senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. NewPage’s senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of March 31, 2008, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2008:

	Covenant	Actual
Maximum Leverage Ratio	6.00	4.79
Maximum Senior Leverage Ratio	3.50	2.54
Minimum Interest Coverage Ratio	1.75	2.33
Minimum Fixed Charge Coverage Ratio	1.00	1.61

In January 2008, we entered into four interest rate swap agreements with an aggregate notional amount of $1,050 million to hedge the variability of cash flows on a portion of our floating-rate debt. The interest rate swaps have notional amounts of $300 million, $300 million, $250 million and $200 million and expire December 2009, December 2010, December 2011 and December 2012.

As of March 31, 2008, we had outstanding interest rate swaps totaling $1,350 million, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

Capital Expenditures

Capital expenditures were $24 million and $14 million for the first quarter ended March 31, 2008 and 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2008 and December 31, 2007, $1,997 million and $1,996 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at March 31, 2008 and December 31, 2007, would be $20 million, without taking into account any interest rate derivative agreements.

While we may enter into agreements limiting our exposure to higher interest rates, these agreements do not offer complete protection from this risk. As of March 31, 2008, we were a party to interest rate swap agreements to hedge the variability of cash flows on $1,350 million of our floating-rate debt. Taking into account our interest rate derivative agreements and rates in effect at March 31, 2008, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $6 million.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended March 31, 2008. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2008, NewPage Wisconsin System Inc. (formerly Stora Enso North America Corp. and the successor by merger to Consolidated Papers, Inc.), along with several other defendants, was served with a summons and complaint seeking to allocate among the defendants the cleanup costs and natural resource damages associated with the remediation of PCB contamination in the Lower Fox River and to require the defendants and the other responsible parties to pay for upcoming remedial work and natural resource damages. The complaint does not specify our alleged allocable share of these costs and damages. We do not believe that we are responsible for any PCB contamination in the Lower Fox River. We have submitted the claim to SEO, which is required to defend and indemnify us for 75% of any environmental liability associated with the Lower Fox River that is incurred within five years after the closing of the Acquisition.

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

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Jason W. Bixby	By:	/s/ Jason W. Bixby
	Jason W. Bixby		Jason W. Bixby
	Senior Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)
Date:	May 13, 2008	Date:	May 13, 2008