Form 10-Q
period 2008-06-30
NewPage Holding CORP; NewPage CORP
filed 2008-08-12
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

There were 10 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of August 1, 2008.

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2008 AND DECEMBER 31, 2007

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	June 30, 2008	Dec. 31, 2007	June 30, 2008	Dec. 31, 2007
ASSETS
Cash and cash equivalents	$41	$143	$41	$143
Accounts receivable, net	339	351	339	351
Inventories (Note C)	688	584	688	584
Other current assets	45	43	45	43

Total current assets	1,113	1,121	1,113	1,121

Property, plant and equipment, net of accumulated depreciation of $510 as of June 30, 2008 and $366 as of December 31, 2007	3,461	3,564	3,461	3,564
Other assets	267	200	266	198

TOTAL ASSETS	$4,841	$4,885	$4,840	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$324	$338	$324	$338
Accrued expenses	263	290	263	290
Current maturities of long-term debt (Note E)	16	16	16	16

Total current liabilities	603	644	603	644

Long-term debt (Note E)	3,075	3,070	2,904	2,909
Other long-term obligations	339	351	339	351
Deferred income taxes	296	275	305	293
Commitments and contingencies (Note J)
Minority interest	29	31	29	31

STOCKHOLDER’S EQUITY

Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	649	632	746	729
Accumulated deficit	(175)	(141)	(111)	(97)
Accumulated other comprehensive income (loss)	25	23	25	23

Total stockholder’s equity	499	514	660	655

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,841	$4,885	$4,840	$4,883

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2008 AND 2007

Dollars in millions

	NewPage Holding
	Second Quarter Ended June 30, 2008	Second Quarter Ended June 30, 2007	First Half Ended June 30, 2008	First Half Ended June 30, 2007
Net sales	$1,063	$495	$2,253	$971

Cost of sales	974	439	2,032	877
Selling, general and administrative expenses	62	26	117	52
Interest expense (including non-cash interest expense of $11, $7, $23 and $14)	73	37	149	75
Other (income) expense, net	(2)	—	(8)	—

Income (loss) before income taxes	(44)	(7)	(37)	(33)
Income tax (benefit)	(6)	—	(3)	(1)

Net income (loss)	$(38)	$(7)	$(34)	$(32)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2008 AND 2007

Dollars in millions

	NewPage
	Second Quarter Ended June 30, 2008	Second Quarter Ended June 30, 2007	First Half Ended June 30, 2008	First Half Ended June 30, 2007
Net sales	$1,063	$495	$2,253	$971

Cost of sales	974	439	2,032	877
Selling, general and administrative expenses	62	23	117	49
Interest expense (including non-cash interest expense of $5, $2, $12 and $4)	68	32	139	65
Other (income) expense, net	(2)	—	(8)	—

Income (loss) before income taxes	(39)	1	(27)	(20)
Income tax (benefit)	(18)	1	(13)	—

Net income (loss)	$(21)	$—	$(14)	$(20)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST HALF ENDED JUNE 30, 2008

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2007	10	$—	$632	$(141)	$23
Net income (loss)				(34)
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $1					3
Foreign currency translation adjustment					(1)
Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition (Note B)			8
Equity awards (Note F)			15
Loan to NewPage Group (Note F)			(6)

Balance at June 30, 2008	10	$—	$649	$(175)	$25

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST HALF ENDED JUNE 30, 2008

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2007	100	$—	$729	$(97)	$23
Net income (loss)				(14)
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $1					3
Foreign currency translation adjustment					(1)
Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition (Note B)			8
Equity awards (Note F)			15
Loan to NewPage Group (Note F)			(6)

Balance at June 30, 2008	100	$—	$746	$(111)	$25

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST HALF ENDED JUNE 30, 2008 AND 2007

Dollars in millions

	NewPage Holding		NewPage
	First Half Ended June 30, 2008	First Half Ended June 30, 2007	First Half Ended June 30, 2008	First Half Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34)	$(32)	$(14)	$(20)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	149	67	149	67
Non-cash interest expense	23	14	12	4
(Gain) loss on sale of assets	2	1	2	1
Deferred income taxes	(3)	(1)	(13)	—
Write-off of costs of proposed initial public offering	—	3	—	—
LIFO effect	14	4	14	4
Equity award expense (Note F)	15	1	15	1
Change in operating assets and liabilities	(177)	(32)	(176)	(31)

Net cash provided by (used in) operating activities	(11)	25	(11)	26

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	5	—	5	—
Cash paid for acquisition	(6)	—	(6)	—
Capital expenditures	(71)	(34)	(71)	(34)

Net cash provided by (used in) investing activities	(72)	(34)	(72)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	—	(1)	—	(1)
Distributions from Rumford Cogeneration to limited partners	(4)	(6)	(4)	(6)
Loans to parent companies (Note F)	(6)	(3)	(6)	(4)
Payments on long-term debt	(8)	(7)	(8)	(7)

Net cash provided by (used in) financing activities	(18)	(17)	(18)	(18)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)	—

Net increase (decrease) in cash and cash equivalents	(102)	(26)	(102)	(26)
Cash and cash equivalents at beginning of period	143	44	143	44

Cash and cash equivalents at end of period	$41	$18	$41	$18

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$129	$64	$129	$64

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in millions

A.	BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) and its subsidiaries are engaged in the manufacturing, marketing and distribution of printing papers primarily used for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered, newsprint and specialty paper and market pulp. Our products are manufactured at multiple mills in the United States and one mill in Canada and are supported by multiple distribution and converting locations. We operate within one operating segment. The condensed consolidated financial statements include the accounts of NewPage Holding and all entities it controls. All intercompany transactions and balances have been eliminated.

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

The condensed consolidated balance sheets in these financial statements include the assets acquired and liabilities assumed of SENA and reflect a preliminary allocation of the purchase price based on estimated fair values at the date of the Acquisition. The following shows the reconciliation of the purchase price paid by NewPage:

Cash paid for acquisition, net of cash acquired	$1,492
NewPage Group equity issued to SEO (at fair value)	131
NewPage Group PIK Notes issued to SEO (at fair value)	206

Total paid for acquisition	1,829
Reversal of valuation allowance on NewPage Holding deferred tax assets	(39)

Net purchase price allocated	$1,790

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the Acquisition is presented below. As of June 30, 2008, we recorded an adjustment of $8 to the fair value of equity issued by NewPage Group in connection with the Acquisition. As of June 30, 2008, we recorded adjustments to the purchase price allocation for decisions made to reduce benefits for salaried employees to reflect a $29 reduction in benefit obligations under the SENA pension plans and a $21 reduction in benefit obligations under a SENA postretirement plan. In addition, as of June 30, 2008, we recorded $25 of employee-related costs for former SENA employees as a liability on the purchase price allocation. These adjustments have resulted in corresponding entries to property, plant and equipment.

The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations, adjustments relating to the finalization of the restructuring plan, and for uncertain and deferred tax positions. The final purchase price allocation may materially change from the preliminary purchase price allocation.

Accounts receivable	$204
Inventory	323
Other current assets	3
Property, plant and equipment	2,266
Other assets	91

Total assets acquired	2,887
Accounts payable	(199)
Other current liabilities	(160)
Capital lease	(146)
Deferred taxes	(319)
Other long-term obligations	(273)

Total liabilities assumed	(1,097)

Net purchase price allocated	$1,790

C.	INVENTORIES

Inventories as of June 30, 2008 and December 31, 2007 consist of:

	June 30, 2008	Dec. 31, 2007
Finished and in-process goods	$427	$304
Raw materials	107	123
Stores and supplies	154	157

	$688	$584

D.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments primarily to manage our exposure to changes in interest rates and foreign currency exchange rates. Interest rate swap agreements and foreign currency forward contracts are accounted for as cash-flow hedges with changes in fair value recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income is reclassified into current period earnings when the hedged transaction affects earnings. These instruments are classified as other assets or other long-term obligations on our balance sheets depending on the fair value of the instrument.

In April 2008, we entered into foreign currency forward contracts aggregating $40 of contract value, expiring monthly through December 2008, to hedge the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Canadian subsidiary.

We measure the fair values of our foreign currency forward contracts under a Level 2 input as defined by SFAS No. 157. We value the foreign currency forward contracts based on current quoted market prices for similar contracts. As of June 30, 2008, the fair values of the foreign currency forward contracts were a liability of less than $1 included in other long-term obligations.

As of June 30, 2008, we had outstanding interest rate swaps totaling $1,350, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

We measure the fair values of our interest rate swaps under a Level 2 input as defined by SFAS No. 157. We value the interest rate swaps using observable interest rate yield curves for comparable assets and liabilities at commonly quoted intervals. As of June 30, 2008, the fair values of the interest rate swaps were a liability of $(4) included in other long-term obligations and an asset of $4 included in other assets. As of December 31, 2007, the fair values of the interest rate swaps were a liability of $(2) included in other long-term obligations. We received (paid) cash on our interest rate agreements of $(4) and $1 for the second quarter ended June 30, 2008 and 2007, and $(1) and $2 for the first half ended June 30, 2008 and 2007, which were recorded in interest expense on the hedged debt.

E.	LONG-TERM DEBT

The balances of long-term debt as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	Dec. 31, 2007
NewPage:
Term loan senior secured credit facility (face amount $1,592 and $1,600; LIBOR plus 3.75%)	$1,546	$1,552
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $806)	804	804
12% senior subordinated notes (face amount $200)	198	198
Capital lease	147	146

Total long-term debt, including current portion	2,920	2,925
Current portion of long-term debt	16	16

Subtotal	2,904	2,909
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $180 and $171; LIBOR plus 7.00%)	171	161

Long-term debt	$3,075	$3,070

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

NewPage Group Equity Incentive Plan

Included in selling, general and administrative expenses is equity award expense of $9 and zero for the second quarter ended June 30, 2008 and 2007 and $15 and $1 for the first half ended June 30, 2008 and 2007. In March 2008, the first installment of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $13 at the grant date and will be expensed over the remainder of 2008.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2007	3,373	$19.83
Granted	1,028	21.27
Forfeited	(158)	21.22

Outstanding at June 30, 2008	4,243	20.12

None of the outstanding options were exercisable as of June 30, 2008. The outstanding options at June 30, 2008, have a weighted-average remaining contractual life of 9.8 years.

We utilize a Black-Scholes pricing model to determine the fair value of options granted. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors (term of option). We estimate the expected term of options granted by incorporating the contractual term of the options and employees’ expected exercise behaviors. We estimate the volatility of NewPage Group’s common stock by considering volatility of appropriate peer companies and adjusting for factors unique to our stock, including the effect of debt leverage.

Assumptions used to determine the fair value of option grants are as follows:

First Half Ended June 30, 2008
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

Total comprehensive income (loss) is comprised of net income (loss), net unrealized gains and losses on cash flow hedges and changes in foreign currency translation adjustment. Total comprehensive income (loss) is as follows:

	Second Quarter Ended June 30, 2008	Second Quarter Ended June 30, 2007	First Half Ended June 30, 2008	First Half Ended June 30, 2007
NewPage Holding	$(13)	$(4)	$(32)	$(31)
NewPage	4	3	(12)	(19)

H.	PENSION AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the second quarter and first half ended June 30, 2008 and 2007 is as follows:

	Second Quarter Ended June 30, 2008		Second Quarter Ended June 30, 2007
Pension Plans	U.S.	Canada	U.S.
Service cost	$4	$1	$2
Interest cost	16	4	3
Expected return on plan assets	(21)	(5)	(4)

Net periodic cost (income)	$(1)	$—	$1

	First Half Ended June 30, 2008		First Half Ended June 30, 2007
Pension Plans	U.S.	Canada	U.S.
Service cost	$9	$2	$4
Interest cost	31	9	6
Expected return on plan assets	(42)	(10)	(9)

Net periodic cost (income) before curtailment loss and termination benefits	(2)	1	1
Curtailment loss	—	—	1
Termination benefits	1	—	—

Net periodic cost (income) after curtailment loss and termination benefits	$(1)	$1	$2

	Second Quarter Ended June 30, 2008		Second Quarter Ended June 30, 2007
Other Postretirement Plans	U.S.	Canada	U.S.
Service cost	$—	$—	$—
Interest cost	4	—	—

Net periodic cost	$4	$—	$—

	First Half Ended June 30, 2008		First Half Ended June 30, 2007
Other Postretirement Plans	U.S.	Canada	U.S.
Service cost	$1	$1	$—
Interest cost	8	—	1

Net periodic cost	$9	$1	$1

As a result of the restructuring actions described in Note I, during the first quarter of 2008 we recognized a special termination charge of $1 in cost of sales for employees affected by the shutdown of the No. 11 paper machine in Rumford, Maine. As of June 30, 2008, we recorded adjustments to the purchase price allocation for decisions made to reduce benefits for salaried employees to reflect a $29 reduction in benefit obligations under the SENA pension plans and a $21 reduction in benefit obligations under a SENA postretirement plan.

I.	RESTRUCTURING

On January 16, 2008, we announced the initial actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions are intended to create a single business platform, enable us to remain competitive in the marketplace, serve our customers more efficiently and deliver on the synergies we have committed to achieve.

The specific restructuring actions announced on January 16, 2008 are as follows:

•	Permanently closed the No. 11 paper machine in Rumford, Maine, in February 2008. Approximately 60 employees were affected by the shutdown.

•	Permanently closed the pulp mill and both paper machines in Niagara, Wisconsin, in June 2008. Approximately 320 employees were affected by the shutdown.

•	Permanently closed the No. 95 paper machine in Kimberly, Wisconsin, in May 2008. Approximately 125 employees were affected by the shutdown.

•	Permanently close the Chillicothe, Ohio, converting facility by the end of November 2008. Approximately 160 employees will be affected by the shutdown.

•	Reduce personnel in other areas, including sales, finance and other support functions. Approximately 200 to 250 employees are expected to be affected by this action.

On July 30, 2008, we announced an additional restructuring action to further reduce costs and balance supply and customer demand. The action was as follows:

•	Permanently close the Kimberly, Wisconsin, mill and both remaining paper machines, Nos. 96 and 97, by the end of August 2008. Approximately 475 employees will be affected by the shutdown.

We intend to reallocate production of paper grades across our remaining combined machine base, resulting in the operation of machines in narrower ranges of paper grades around their peak production.

As a result of the initial actions announced in January 2008, during the second quarter ended June 30, 2008 we incurred total charges of $8 for historical NewPage operations, including $6 in accelerated depreciation recorded in cost of sales and $2 of employee-related costs recorded in cost of sales. During the first half ended June 30, 2008, we incurred total charges of $17, including $12 in accelerated depreciation and inventory write-offs recorded in cost of sales and $5 of employee-related costs, of which $4 is recorded in cost of sales and $1 is recorded in selling, general and administrative expenses. In addition, as of June 30, 2008, we recorded $25 of employee-related costs for former SENA employees as a liability in the purchase price allocation.

We expect to recognize up to an additional $45 as a liability in the purchase price allocation for the actions announced in January and July 2008 related to the acquired operations and expect to incur additional expenses and restructuring charges in 2008 and to a lesser extent in 2009 of up to $50 in the aggregate relating to severance and early retirement benefits, costs of relocating employees and assets, and costs of integrating the two businesses, including investments in information systems. We also expect to recognize an additional $3 in accelerated depreciation during the second half of 2008 and expect to incur additional charges of up to $15 for the write-off of inventory, primarily stores and supplies related to the Kimberly, Wisconsin, mill, in the second half of 2008. Additional adjustments to these estimates are likely to occur as we finalize union negotiations and severance arrangements and finalize the restructuring plan, including the effects of sales or dispositions of assets and facilities.

The activity in the accrued severance liability relating to these actions for the first half ended June 30, 2008 was as follows:

Employee Costs
Balance accrued at December 31, 2007	$4
Additions to reserve recorded in the purchase price allocation	25
Current charges	5
Payments	(10)

Balance accrued at June 30, 2008	$24

J.	COMMITMENTS AND CONTINGENCIES

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

The disproportionate effective tax rates for the second quarter and first half ended June 30, 2008 are primarily the result of the relationship of permanent items to projected net income (loss) for the year. For the second quarter and first half ended June 30, 2007, we recorded a valuation allowance against our net deferred tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of the negative evidence at that time presented by our and our predecessor’s history of losses.

L.	INITIAL PUBLIC OFFERING OF NEWPAGE GROUP

On May 5, 2008, NewPage Group filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to an initial public offering of its common stock. The registration statement indicates that NewPage Group intends to use the proceeds from the offering to redeem in full NewPage Group’s PIK Notes and NewPage Holding’s PIK Notes. There can be no assurance that our parent will complete the offering or what the terms of the offering will be.

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

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$6	$33	$2	$—	$41
Accounts receivable	134	202	1	2	339
Inventories	228	460	—	—	688
Other current assets	15	32	(2)	—	45

Total current assets	383	727	1	2	1,113
Intercompany receivables	1,118	268	20	(1,406)	—
Property, plant and equipment, net	18	3,380	35	28	3,461
Investment in subsidiaries	2,157	43	—	(2,200)	—
Other assets	179	86	2	(1)	266

TOTAL ASSETS	$3,855	$4,504	$58	$(3,577)	$4,840

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$35	$282	$7	$—	$324
Accrued expenses	39	223	1	—	263
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	90	505	8	—	603
Intercompany payables	142	1,264	—	(1,406)	—
Long-term debt	2,757	147	—	—	2,904
Other long-term liabilities	63	276	—	—	339
Deferred income taxes	143	155	7	—	305
Minority interest	—	—	—	29	29
Stockholder’s equity	660	2,157	43	(2,200)	660

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,855	$4,504	$58	$(3,577)	$4,840

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$88	$49	$5	$1	$143
Accounts receivable	160	187	2	2	351
Inventories	141	443	—	—	584
Other current assets	24	18	1	—	43

Total current assets	413	697	8	3	1,121
Intercompany receivables	1,123	201	14	(1,338)	—
Property, plant and equipment, net	14	3,485	36	29	3,564
Investment in subsidiaries	2,072	43	—	(2,115)	—
Other assets	178	20	1	(1)	198

TOTAL ASSETS	$3,800	$4,446	$59	$(3,422)	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$27	$303	$8	$—	$338
Accrued expenses	97	193	—	—	290
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	140	496	8	—	644
Intercompany payables	61	1,277	—	(1,338)	—
Long-term debt	2,763	146	—	—	2,909
Other long-term liabilities	51	300	—	—	351
Deferred income taxes	130	155	8	—	293
Minority interest	—	—	—	31	31
Stockholder’s equity	655	2,072	43	(2,115)	655

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,800	$4,446	$59	$(3,422)	$4,883

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$459	$1,021	$22	$(439)	$1,063
Cost of sales	409	983	22	(440)	974
Selling, general and administrative expenses	33	29	—	—	62
Equity in (earnings) loss of subsidiaries	(8)	—	—	8	—
Interest expense	65	3	—	—	68
Other (income) expense, net	(1)	(2)	—	1	(2)

Income (loss) before income taxes	(39)	8	—	(8)	(39)
Income tax (benefit)	(18)	—	—	—	(18)

Net income (loss)	$(21)	$8	$—	$(8)	$(21)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$974	$2,116	$46	$(883)	$2,253
Cost of sales	860	2,011	46	(885)	2,032
Selling, general and administrative expenses	77	40	—	—	117
Equity in (earnings) loss of subsidiaries	(45)	1	—	44	—
Interest expense	134	5	—	—	139
Other (income) expense, net	(1)	(9)	—	2	(8)

Income (loss) before income taxes	(51)	68	—	(44)	(27)
Income tax (benefit)	(37)	23	1	—	(13)

Net income (loss)	$(14)	$45	$(1)	$(44)	$(14)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$495	$429	$—	$(429)	$495
Cost of sales	443	425	—	(429)	439
Selling, general and administrative expenses	23	—	—	—	23
Equity in (earnings) of subsidiaries	(3)	—	—	3	—
Interest expense	32	—	—	—	32
Other (income) expense, net	(1)	1	—	—	—

Income (loss) before income taxes	1	3	—	(3)	1
Income tax (benefit)	1	—	—	—	1

Net income (loss)	$—	$3	$—	$(3)	$—

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$969	$874	$—	$(872)	$971
Cost of sales	889	861	—	(873)	877
Selling, general and administrative expenses	49	—	—	—	49
Equity in (earnings) of subsidiaries	(13)	—	—	13	—
Interest expense	65	—	—	—	65
Other (income) expense, net	(1)	—	—	1	—

Income (loss) before income taxes	(20)	13	—	(13)	(20)
Income tax (benefit)	—	—	—	—	—

Net income (loss)	$(20)	$13	$—	$(13)	$(20)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used in) operating activities	$(61)	$52	$(5)	$3	$(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	3	2	—	5
Cash paid for acquisition, net of cash acquired	(6)	—	—	—	(6)
Capital expenditures	(1)	(70)	—	—	(71)

Net cash provided by (used in) investing activities	(7)	(67)	2	—	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(4)	(4)
Loans to parent companies	(6)	—	—	—	(6)
Payments on long-term debt	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities	(14)	—	—	(4)	(18)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	(82)	(16)	(3)	(1)	(102)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$6	$33	$2	$—	$41

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used in) operating activities	$(1)	$31	$—	$(4)	$26

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3)	(31)	—	—	(34)

Net cash provided by (used in) investing activities	(3)	(31)	—	—	(34)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—	—	—	(1)
Distributions from Rumford Cogeneration to limited partners	—	—	—	(6)	(6)
Loans to parent companies	(4)	—	—	—	(4)
Payments on long-term debt	(7)	—	—	—	(7)

Net cash provided by (used in) financing activities	(12)	—	—	(6)	(18)

Net increase (decrease) in cash and cash equivalents	(16)	—	—	(10)	(26)
Cash and cash equivalents at beginning of period	33	—	—	11	44

Cash and cash equivalents at end of period	$17	$—	$—	$1	$18

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Background

We believe that we are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications such as corporate annual reports, high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts and catalogs. After giving effect to the announced closure of our Kimberly, Wisconsin, mill at the end of August 2008, we will operate 20 paper machines at ten mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Nova Scotia and Wisconsin.

The SENA Acquisition

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of Stora Enso North America (“SENA”) from Stora Enso Oyj (“SEO”), which we refer to as the “Acquisition.” The Acquisition significantly expanded our production capacity and product line.

Restructuring

On January 16, 2008, we announced the initial actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions are intended to create a single business platform, enable us to remain competitive in the marketplace, serve our customers more efficiently and deliver on the synergies we have committed to achieve.

The specific restructuring actions announced on January 16, 2008 are as follows:

•	Permanently closed the No. 11 paper machine in Rumford, Maine, in February 2008. Approximately 60 employees were affected by the shutdown.

•	Permanently closed the pulp mill and both paper machines in Niagara, Wisconsin, in June 2008. Approximately 320 employees were affected by the shutdown.

•	Permanently closed the No. 95 paper machine in Kimberly, Wisconsin, in May 2008. Approximately 125 employees were affected by the shutdown.

•	Permanently close the Chillicothe, Ohio, converting facility by the end of November 2008. Approximately 160 employees will be affected by the shutdown.

•	Reduce personnel in other areas, including sales, finance and other support functions. Approximately 200 to 250 employees are expected to be affected by this action.

On July 30, 2008, we announced an additional restructuring action to further reduce costs and balance supply and customer demand. The action was as follows:

•	Permanently close the Kimberly, Wisconsin, mill and both remaining paper machines, Nos. 96 and 97, by the end of August 2008. Approximately 475 employees will be affected by the shutdown.

We intend to reallocate production of paper grades across our remaining combined machine base, resulting in the operation of machines in narrower ranges of paper grades around their peak production.

As a result of the initial actions announced in January 2008, during the second quarter ended June 30, 2008 we incurred total charges of $8 million for historical NewPage operations, including $6 million in accelerated depreciation recorded in cost of sales and $2 million of employee-related costs recorded in cost of sales. During the first half ended June 30, 2008, we incurred total charges of $17 million, including $12 million in accelerated depreciation and inventory write-offs recorded in cost of sales and $5 million of employee-related costs, of which $4 million is recorded in cost of sales and $1 million is recorded in selling, general and administrative expenses. In addition, as of June 30, 2008, we recorded $25 million of employee-related costs for former SENA employees as a liability in the purchase price allocation.

We expect to recognize up to an additional $45 million as a liability in the purchase price allocation for the actions announced in January and July 2008 related to the acquired operations and expect to incur additional expenses and restructuring charges in 2008 and to a lesser extent in 2009 of up to $50 million in the aggregate relating to severance and early retirement benefits, costs of relocating employees and assets, and costs of integrating the two businesses, including investments in information systems. We also expect to recognize an additional $3 million in accelerated depreciation during the second half of 2008 and expect to incur additional charges of up to $15 million for the write-off of inventory, primarily stores and supplies related to the Kimberly, Wisconsin, mill, in the second half of 2008. Additional adjustments to these estimates are likely to occur as we finalize union negotiations and severance arrangements and finalize the restructuring plan, including the effects of sales or dispositions of assets and facilities.

Trends in our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalogs and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. In the first half of 2008, North American coated paper demand declined significantly compared to the same period in 2007, as a result of decreased advertising spending and magazine and catalog circulation resulting from an uncertain economy and economic outlook. North American coated paper demand is projected to remain stable or decline slightly for the second half of 2008 compared to the second half of 2007. In response to this reduction in coated paper demand, we accelerated our previously announced closure of two paper machines in Niagara, Wisconsin to June 2008 and on July 30, 2008, announced the closure of the Kimberly, Wisconsin, mill and its two remaining paper machines by the end of August 2008. These actions result in the permanent closure of an aggregate of approximately 700,000 tons of coated paper capacity. We also took 18,000 tons of coated paper market-related downtime during the second quarter of 2008 and we intend to take an additional 41,000 tons of coated paper market-related downtime during the third quarter of 2008.

North American coated paper supply declined more than demand in 2007 and this trend is expected to continue throughout 2008 as a result of North American capacity closures, including our capacity closures, and a reduction in imports into North America. We believe imports are lower because of greater demand in home markets, non-North American capacity closures and unfavorable exchange rates and high transportation costs for foreign producers. As a result of these factors and inflationary pressures on input costs, coated paper prices have continued to increase during 2008. In May 2008, we announced a further price increase of $60 per ton on most coated paper grades, effective beginning in July 2008. When coated paper manufacturers announce price increases, they generally take effect over time. Whether a price increase is successful depends on supply, demand and other competitive factors in the marketplace.

We are experiencing significant increases in our input costs due to substantially higher prices for chemicals, natural gas, coal and electricity. In particular, costs of certain petroleum-based chemicals and transportation costs have increased substantially during the first half of 2008. As a result of announced merger and acquisition activity among our major chemical suppliers, we may experience additional cost pressures if these activities are consummated. To the extent that these costs remain high and we are unable to offset them by price increases or productivity improvements, they will have a negative effect on our gross margins. The effects of rising energy prices have only slightly affected our total direct energy costs because we internally produce a substantial portion of our energy and are able to switch among various types of fuels for a portion of our energy needs. In addition, beginning in the third quarter of 2008, we expect to begin to realize some of the benefits of the synergies of the Acquisition. North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. We therefore have limited ability to increase prices in response to increases in our costs if demand does not remain strong.

We have substantial indebtedness. As of June 30, 2008, we had $3,150 million of total indebtedness (excluding $72 million in outstanding letters of credit). At June 30, 2008, $1,998 million of our debt consisted of borrowings that bear interest at variable rates. Our interest expense and the covenants contained in our debt instruments impose significant operating and financial restrictions on us, which may adversely affect our business, financial condition and results of operations.

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

Results of Operations

The following tables set forth the historical results of operations of NewPage Holding for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accrued liabilities, interest expense and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Second Quarter 2008 Compared to Second Quarter 2007

	NewPage Holding
	Second Quarter Ended June 30,
	2008		2007
(in millions)	$	%	$	%
Net sales	1,063	100.0	495	100.0
Cost of sales	974	91.6	439	88.7
Selling, general and administrative expenses	62	5.9	26	5.1
Interest expense	73	6.8	37	7.5
Other (income) expense, net	(2)	(0.2)	—	0.0

Income (loss) before income taxes	(44)	(4.1)	(7)	(1.3)
Income tax (benefit)	(6)	(0.6)	—	(0.0)

Net income (loss)	(38)	(3.5)	(7)	(1.3)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$103		$63

Net sales for the second quarter of 2008 were $1,063 million compared to $495 million for the second quarter of 2007, an increase of $568 million or 115%. The increase was primarily a result of the Acquisition of SENA, which had net sales of $621 million in the second quarter of 2007. In addition, net sales increased in the second quarter of 2008 as a result of higher average coated paper prices ($97 million) from price increases in response to inflationary pressures on input costs, partly offset by lower sales volume of coated paper on a combined basis ($148 million). Coated paper sales volumes increased to 875,000 tons in the second quarter of 2008 compared to 517,000 tons in the second quarter of 2007, an increase of 69%. The volume increase was primarily from the acquired operations and was partially offset by a decline in coated paper demand resulting primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during the second quarter of 2008 and as a result of higher purchasing by customers during the first quarter of 2008 in advance of an announced price increase. Average coated paper prices increased to $988 per ton in the second quarter of 2008 compared to $876 per ton in the second quarter of 2007. We took 18,000 tons of market-related downtime of coated paper during the second quarter of 2008. We did not take any market-related downtime of coated paper in the second quarter of 2007. We have announced that we intend to take an additional 41,000 tons of market-related downtime of coated paper in the third quarter of 2008. We will consider the need for downtime from time to time based on market conditions.

Cost of sales for the second quarter of 2008 was $974 million compared to $439 million for the second quarter of 2007. The increase was primarily a result of the Acquisition of SENA, which had cost of sales of $632 million in the second quarter of 2007. In addition, we had higher costs of production in the second quarter of 2008 primarily as a result of inflation in wood, energy, chemicals and transportation costs ($49 million) and restructuring charges ($2 million). These were partially offset by the effect on cost of sales of lower coated paper sales volume on a combined basis ($124 million). Depreciation and amortization expense related to the fixed assets acquired in the Acquisition was $24 million lower in the second quarter of 2008 than in the second quarter of 2007 as a result of the purchase price allocation. As a result of the foregoing, gross margin for the second quarter of 2008 decreased to 8.4% compared to 11.3% for the second quarter of 2007. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future. Included in cost of sales for the second quarter of 2008 was $6 million for accelerated depreciation and $2 million of employee-related costs associated with our restructuring plan announced in

January 2008. Maintenance expense at our mills totaled $101 million and $41 million in the second quarter of 2008 and 2007. The increase in maintenance expense was driven primarily as a result of the Acquisition and higher costs for annual maintenance shutdowns.

Selling, general and administrative expenses were $62 million for the second quarter of 2008 compared to $26 million for the second quarter of 2007. This increase was primarily as a result of the Acquisition of SENA, which had $23 million of selling, general and administrative expenses in the second quarter of 2007, and higher stock compensation expense of $9 million related to the stock option plan approved in December 2007. Selling, general and administrative costs in 2007 included $3 million of costs related to NewPage Holding’s canceled initial public offering. As a percentage of net sales, selling, general and administrative expenses increased to 5.9% in the second quarter of 2008 compared to 5.1% in the second quarter of 2007, driven by the effects of the Acquisition. Selling, general and administrative expenses for NewPage were $62 million for the second quarter of 2008 compared to $23 million for the second quarter of 2007, also driven by the effects of the Acquisition.

Interest expense for the second quarter of 2008 was $73 million compared to $37 million for the second quarter of 2007. Interest expense for the second quarter of 2008 for NewPage was $68 million compared to $32 million for the second quarter of 2007. The increase was primarily a result of higher outstanding debt balances resulting from the financing for the Acquisition.

Income tax expense (benefit) for the second quarter of 2008 and 2007 was $(6) million and zero. Income tax expense (benefit) for NewPage for the second quarter of 2008 and 2007 was $(18) million and $1 million. The disproportionate effective tax rates for the second quarter ended June 30, 2008 were primarily the result of the relationship of permanent items to projected net income (loss) for the year. For the second quarter ended June 30, 2007, we recorded a valuation allowance against our net deferred tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of the negative evidence at that time presented by our and our predecessor’s history of losses.

Net income (loss) was $(38) million in the second quarter of 2008 compared to net income (loss) of $(7) million in the second quarter of 2007. The change was primarily driven by the Acquisition and the effects of lower customer demand and inflation on input costs, partially offset by higher sales prices.

EBITDA was $103 million and $63 million for the second quarter of 2008 and 2007. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

First Half 2008 Compared to First Half 2007

	NewPage Holding
	First Half Ended June 30,
	2008		2007
(in millions)	$	%	$	%
Net sales	2,253	100.0	971	100.0
Cost of sales	2,032	90.2	877	90.3
Selling, general and administrative expenses	117	5.2	52	5.3
Interest expense	149	6.6	75	7.8
Other (income) expense, net	(8)	(0.4)	—	(0.0)

Income (loss) before income taxes	(37)	(1.6)	(33)	(3.4)
Income tax (benefit)	(3)	(0.1)	(1)	(0.1)

Net income (loss)	(34)	(1.5)	(32)	(3.3)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$261		$109

Net sales for the first half of 2008 were $2,253 million compared to $971 million for the first half of 2007, an increase of $1,282 million or 132%. The increase was primarily a result of the Acquisition of SENA, which had net sales of $1,227 million in the first half of 2007. In addition, net sales increased in the first half of 2008 as a result of higher average coated paper prices ($180 million), partly offset by lower sales volume of coated paper on a combined basis ($139 million). Average coated paper prices increased to $969 per ton in the first half of 2008 compared to $875 per ton in the first half of 2007. Coated paper sales volume increased to 1,912,000 tons in the first half of 2008 compared to 1,025,000 tons in the first half of 2007. The volume increase was primarily from the acquired operations and was partially offset by a decline in coated paper demand resulting primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising. We took 18,000 tons of market-related downtime for coated paper during the first half of 2008. During the first half of 2007, we took 27,000 tons of market-related downtime for coated paper.

Cost of sales for the first half of 2008 was $2,032 million compared to $877 million for the first half of 2007. The increase was primarily a result of the Acquisition of SENA, which had cost of sales of $1,227 million in the first half of 2007. In addition, we had higher costs of production in the first half of 2008, primarily as a result of inflation in wood, energy, chemicals and transportation costs ($89 million) and restructuring charges ($4 million). These were partially offset by the effect on cost of sales of lower coated paper sales volume on a combined basis ($115 million). Depreciation and amortization expense related to the fixed assets acquired in the Acquisition was $50 million lower in the first half of 2008 than in the first half of 2007 as a result of the purchase price allocation. As a result of the foregoing, gross margin for the first half of 2008 increased slightly to 9.8% compared to 9.7% for the first half of 2007. Included in cost of sales for the first half of 2008 was $12 million for accelerated depreciation and $4 million of employee-related costs associated with our restructuring plan announced in January 2008. Maintenance expense at our mills totaled $183 million and $80 million in the first half of 2008 and 2007. The increase in maintenance expense was driven primarily as a result of the Acquisition.

Selling, general and administrative expenses were $117 million for the first half of 2008 compared to $52 million for the first half of 2007. This increase in 2008 was primarily as a result of the Acquisition of SENA, which had $45 million of selling, general and administrative expenses in the first half of 2007, higher stock compensation expense of $14 million related to the stock option plan approved in December 2007 and $1 million of restructuring charges. During the first half of 2007, NewPage Holding expensed $3 million of costs related to its canceled initial public offering. As a percentage of net sales, selling, general and administrative expenses decreased slightly in the first half of 2008 to 5.2% from 5.3% in the first half of 2007. Selling, general and administrative expenses for NewPage were $117 million for the first half of 2008 compared to $49 million for the first half of 2007, driven by the effects of the Acquisition.

Interest expense for the first half of 2008 was $149 million compared to $75 million for the first half of 2007. Interest expense for the first half of 2008 for NewPage was $139 million compared to $65 million for the first half of 2007. The increase was primarily a result of higher outstanding debt balances resulting from the financing for the Acquisition.

Income tax expense (benefit) for the first half of 2008 and 2007 was $(3) million and $(1) million. Income tax expense (benefit) for NewPage for the first half of 2008 and 2007 was $(13) million and zero. The disproportionate effective tax rates for the first half ended June 30, 2008 were primarily the result of the relationship of permanent items to projected net income (loss) for the year. For the first half ended June 30, 2007, we recorded a valuation allowance against our net deferred tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of the negative evidence at that time presented by our and our predecessor’s history of losses.

Net income (loss) was $(34) million in the first half of 2008 compared to net income (loss) of $(32) million in the first half of 2007. The change was primarily driven by the Acquisition and the effects of lower customer demand and inflation on input costs, partially offset by higher sales prices.

EBITDA was $261 million and $109 million for the first half of 2008 and 2007. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

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

•	our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

Because of these limitations, EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) to EBITDA:

	NewPage Holding
	Second Quarter Ended June 30, 2008	Second Quarter Ended June 30, 2007	First Half Ended June 30, 2008	First Half Ended June 30, 2007
Net income (loss)	$(38)	$(7)	$(34)	$(32)
Interest expense	73	37	149	75
Income taxes (benefit)	(6)	—	(3)	(1)
Depreciation and amortization	74	33	149	67

EBITDA	$103	$63	$261	$109

Liquidity and Capital Resources

We had outstanding aggregate indebtedness at June 30, 2008, of $3,150 million, which included $2,970 million at NewPage. Beginning in 2011, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to that time or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity, in addition to our existing cash balances. As of June 30, 2008, we had $425 million available for borrowing under the revolving senior secured credit facility, after reduction for $72 million in letters of credit, and there were no borrowings outstanding under the revolving senior secured credit facility as of that date. Our cash and cash equivalents were $41 million at June 30, 2008. Based on our current level of operations, we believe our cash flow from operations, available borrowings under our revolving senior secured credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

Cash Flows

Cash provided by (used in) operating activities was $(11) million during the first half of 2008 compared to $25 million during the first half of 2007. The decrease was primarily the result of increased investments in inventory, partially offset by increased cash flows, primarily generated by the NPCP operations. The increase in inventory was caused both by a decline in sales demand and our normal seasonal build. In response to these challenges, we accelerated the closures of our Niagara, Wisconsin, operations, our converting facilities in Chillicothe, Ohio, and took coated paper market-related downtime at other locations. In addition, on July 30, 2008, we announced that we will close our Kimberly, Wisconsin, mill by the end of August 2008. We intend to monitor North American paper demand in order to match our production to customer needs, and may take additional market-related downtime as necessary. During the first half of 2008, for investing activities we used $71 million for capital expenditures. Financing activities in the first half of 2008 included a $6 million loan to our parent company and $8 million in payments on our long-term debt. Cash and cash equivalents decreased by $102 million during the first half of 2008 to a balance of $41 million at June 30, 2008.

Indebtedness

NewPage’s senior secured credit facilities include a $1,600 million term loan facility, with a stated maturity of 2014, and up to $500 million in available revolving loan borrowings, with a stated maturity of 2012. The revolving loan and term loan facilities mature on the earlier of (i) the stated maturity date and (ii) the date that is 181 days prior to the scheduled maturity date of the existing senior secured notes, the senior subordinated notes, the NewPage Holding PIK Notes and any refinancing thereof. The maturity date of the senior secured credit facilities may be accelerated if we are unable to refinance our notes prior to their maturity. NewPage’s senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. The senior secured credit facilities also limit our annual capital expenditures to less than $300 million for 2008 and less than $250 million for 2009 and each year thereafter. The difference between our maximum permitted capital expenditures and actual permitted capital expenditures in any given year is carried over to the following year. If at the end of any fiscal quarter NewPage Corporation’s leverage ratio is 3:50 to 1:00 or less, then there is no cap on our capital expenditures under the senior secured credit facilities. As of June 30, 2008, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2008:

	Covenant	Actual
Maximum Leverage Ratio	6.00	4.67
Maximum Senior Leverage Ratio	3.50	2.47
Minimum Interest Coverage Ratio	1.75	2.45
Minimum Fixed Charge Coverage Ratio	1.00	1.51

As of June 30, 2008, we had outstanding interest rate swaps totaling $1,350 million, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

Capital Expenditures

Capital expenditures were $71 million and $34 million for the first half ended June 30, 2008 and 2007. Capital expenditures for 2008 are expected to be approximately $190 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2008 and December 31, 2007, $1,998 million and $1,996 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at June 30, 2008 and December 31, 2007, would be $20 million, without taking into account any interest rate derivative agreements.

While we may enter into agreements limiting our exposure to higher interest rates, these agreements do not offer complete protection from this risk. As of June 30, 2008 and December 31, 2007, we were a party to interest rate swap agreements to hedge the variability of cash flows on $1,350 million and $450 million of our floating-rate debt. Taking into account our interest rate derivative agreements and rates in effect at June 30, 2008 and December 31, 2007, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $6 million and $15 million, respectively.

Foreign Currency Risk

We are subject to exposure from fluctuations in foreign currency exchange rates, primarily the Canadian dollar. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. In April 2008, we entered into foreign currency forward contracts aggregating $40 million of contract value, expiring monthly through December 2008, to hedge the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Port Hawkesbury mill. As of June 30, 2008, the fair values of these contracts were less than $1 million.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2008. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We have a history of net losses and we may not generate net income in the future.

We incurred a net loss in each of the five years ended December 31, 2007 and our net loss for the first half ended June 30, 2008 was $(34) million. As of June 30, 2008, our accumulated deficit was $(175)

million. In addition, SENA incurred a net loss in each of the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007. Our ability to pay future dividends, if any, will be limited by the amount of net income that we generate. Furthermore, if we are unable to generate net income in satisfactory amounts or at all, this may adversely affect our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Board of Directors was re-elected in its entirety on April 16, 2008 by a resolution adopted by unanimous written consent of all shareholders.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Jason W. Bixby	By:	/s/ Jason W. Bixby
	Jason W. Bixby		Jason W. Bixby
	Senior Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)
Date:	August 12, 2008	Date:	August 12, 2008