Form 10-Q
period 2008-09-30
NewPage Holding CORP; NewPage CORP
filed 2008-11-12
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

8540 Gander Creek Drive

Miamisburg, Ohio 45342

877.855.7243

NEWPAGE HOLDING CORPORATION

NEWPAGE CORPORATION

Registrant

Delaware	001-32956	05-0616158
Delaware	333-125952	05-0616156
State of Incorporation	Commission File Number	IRS Employer Identification Number

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

There were 10 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of November 1, 2008.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense, write-off of costs for a proposed 2006 initial public offering and income tax effect. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage. References to “SENA” are to Stora Enso North America Inc., which we acquired from Stora Enso Oyj on December 21, 2007 (the “Acquisition”). Following the Acquisition, SENA changed its name to NewPage Consolidated Papers Inc., or NPCP. References to both SENA and NPCP are to the acquired business.

FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our ability to realize the anticipated benefits of the acquisition of SENA, including anticipated synergies

•	our substantial level of indebtedness

•	changes in the supply of, demand for, or prices of our products

•	the activities of competitors, including those that may be engaged in unfair trade practices

•	changes in significant operating expenses, including raw material and energy costs

•	changes in currency exchange rates

•	changes in the availability of capital

•	general economic and business conditions in the United States and Canada and elsewhere

•	changes in the regulatory environment, including requirements for enhanced environmental compliance

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2008	Dec. 31, 2007
ASSETS
Cash and cash equivalents	$87	$143	$87	$143
Accounts receivable, net	396	351	396	351
Inventories (Note C)	653	584	653	584
Other current assets	30	43	30	43

Total current assets	1,166	1,121	1,166	1,121

Property, plant and equipment, net of accumulated depreciation of $599 as of September 30, 2008 and $366 as of December 31, 2007	3,209	3,564	3,209	3,564
Other assets	250	200	249	198

TOTAL ASSETS	$4,625	$4,885	$4,624	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$271	$338	$271	$338
Short-term borrowings—revolving credit facility (Note E)	100	—	100	—
Accrued expenses	337	290	337	290
Current maturities of long-term debt (Note E)	16	16	16	16

Total current liabilities	724	644	724	644

Long-term debt (Note E)	3,077	3,070	2,901	2,909
Other long-term obligations	330	351	330	351
Deferred income taxes	6	275	17	293
Commitments and contingencies (Note J)
Minority interest	27	31	27	31

STOCKHOLDER’S EQUITY

Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	669	632	775	729
Accumulated deficit	(230)	(141)	(172)	(97)
Accumulated other comprehensive income (loss)	22	23	22	23

Total stockholder’s equity	461	514	625	655

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,625	$4,885	$4,624	$4,883

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2008 AND 2007

Dollars in millions

	NewPage Holding
	Third Quarter Ended Sept. 30, 2008	Third Quarter Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2008	Three Quarters Ended Sept. 30, 2007
Net sales	$1,126	$545	$3,379	$1,516

Cost of sales	1,034	470	3,066	1,347
Selling, general and administrative expenses	62	27	179	79
Interest expense (including non-cash interest expense of $12, $8, $35 and $22)	75	38	224	113
Other (income) expense, net	5	—	(3)	—

Income (loss) before income taxes	(50)	10	(87)	(23)
Income tax (benefit)	5	(1)	2	(2)

Net income (loss)	$(55)	$11	$(89)	$(21)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2008 AND 2007

Dollars in millions

	NewPage
	Third Quarter Ended Sept. 30, 2008	Third Quarter Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2008	Three Quarters Ended Sept. 30, 2007
Net sales	$1,126	$545	$3,379	$1,516

Cost of sales	1,034	470	3,066	1,347
Selling, general and administrative expenses	62	27	179	76
Interest expense (including non-cash interest expense of $8, $2, $20 and $6)	69	32	208	97
Other (income) expense, net	5	—	(3)	—

Income (loss) before income taxes	(44)	16	(71)	(4)
Income tax (benefit)	17	—	4	—

Net income (loss)	$(61)	$16	$(75)	$(4)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2008

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2007	10	$—	$632	$(141)	$23
Net income (loss)				(89)
Foreign currency translation adjustment					(1)
Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition (Note B)			18
Equity awards (Note F)			25
Loan to NewPage Group (Note F)			(6)

Balance at September 30, 2008	10	$—	$669	$(230)	$22

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2008

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2007	100	$—	$729	$(97)	$23
Net income (loss)				(75)
Foreign currency translation adjustment					(1)
Restoration of tax valuation allowance on NewPage Holding as a result of changes in deferred income tax position related to the Acquisition (Note B)			9
Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition (Note B)			18
Equity awards (Note F)			25
Loan to NewPage Group (Note F)			(6)

Balance at September 30, 2008	100	$—	$775	$(172)	$22

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

Dollars in millions

	NewPage Holding		NewPage
	Three Quarters Ended Sept. 30, 2008	Three Quarters Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2008	Three Quarters Ended Sept. 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(89)	$(21)	$(75)	$(4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	220	98	220	98
Non-cash interest expense	35	22	20	6
(Gain) loss on disposal of assets	10	2	10	2
Deferred income taxes	1	(2)	3	—
Write-off of costs of proposed 2006 initial public offering	—	3	—	—
LIFO effect	24	3	24	3
Equity award expense (Note F)	25	2	25	2
Change in operating assets and liabilities	(242)	9	(243)	10

Net cash provided by (used in) operating activities	(16)	116	(16)	117

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	6	—	6	—
Cash paid for acquisition	(7)	—	(7)	—
Capital expenditures	(114)	(58)	(114)	(58)

Net cash provided by (used in) investing activities	(115)	(58)	(115)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	—	(1)	—	(1)
Distributions from Rumford Cogeneration to limited partners	(6)	(7)	(6)	(7)
Loans to parent companies (Note F)	(6)	(3)	(6)	(4)
Net borrowings under revolving credit facility	100	—	100	—
Payments on long-term debt	(12)	(24)	(12)	(24)

Net cash provided by (used in) financing activities	76	(35)	76	(36)

Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)	—

Net increase (decrease) in cash and cash equivalents	(56)	23	(56)	23
Cash and cash equivalents at beginning of period	143	44	143	44

Cash and cash equivalents at end of period	$87	$67	$87	$67

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$167	$80	$167	$80

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

Unless otherwise noted, the terms “we,” “our” and “us” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense, write-off of costs for a proposed 2006 initial public offering and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

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

The condensed consolidated balance sheets in these financial statements include the assets acquired and liabilities assumed of SENA and reflect a preliminary allocation of the purchase price based on estimated fair values at the date of the Acquisition. The following shows the reconciliation of the purchase price paid by NewPage:

Cash paid for acquisition, net of cash acquired	$1,493
NewPage Group equity issued to SEO (at fair value)	141
NewPage Group PIK Notes issued to SEO (at fair value)	206

Total paid for acquisition	$1,840

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the Acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations, adjustments relating to the finalization of the restructuring plans and related deferred income tax positions. The final purchase price allocation may materially change from the preliminary purchase price allocation.

Accounts receivable	$206
Inventories	315
Other current assets	2
Property, plant and equipment	2,048
Other assets	83

Total assets acquired	2,654
Accounts payable	(199)
Accrued expense	(197)
Long-term debt—capital lease	(146)
Deferred income taxes	(4)
Other long-term obligations	(268)

Total liabilities assumed	(814)

Net purchase price allocated	$1,840

As of September 30, 2008, we recorded the following adjustments to the purchase price allocation:

•	an increase of $18 to the fair value of equity issued by NewPage Group in connection with the Acquisition based on the finalization of our valuation

•

adjustments for decisions made to reduce retirement benefits for salaried employees to reflect a $29 reduction in benefit obligations under the SENA pension plans and a $25 reduction in benefit obligations under a SENA postretirement plan

•	an adjustment to recognize $39 of accrued expenses for employee-related costs for former SENA employees and $22 for costs for plant closures

•

an increase of $281 to deferred income tax assets, primarily related to the completion of our analysis of the SENA opening balance sheet to recognize the difference between the book and tax bases for the investment in our Canadian subsidiary and the completion of the related corporate reorganization that generated a worthless stock deduction for tax purposes related to the investment in our Canadian subsidiary

The tax effect of these adjustments changed our net deferred income tax position from a net deferred income tax liability position to a net deferred income tax asset position. As a result, we restored the $39 valuation allowance on NewPage Holding’s deferred income taxes that was originally reversed at December 21, 2007. We also recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of our history of losses. These adjustments resulted in corresponding entries to property, plant and equipment. During the quarter ended September 30, 2008, we recognized an adjustment of $7 to reduce depreciation and amortization expense that had previously been recorded as a result of the change in value allocated to property, plant and equipment and adjustments to reverse the income tax benefits previously recognized.

C.	INVENTORIES

Inventories as of September 30, 2008 and December 31, 2007 consist of:

	Sept. 30, 2008	Dec. 31, 2007
Finished and in-process goods	$405	$304
Raw materials	106	123
Stores and supplies	142	157

	$653	$584

D.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Currency

As of September 30, 2008, we were a party to foreign currency forward contracts aggregating $15 of contract value, expiring monthly through December 2008, to hedge the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Canadian subsidiary.

We measure the fair values of our foreign currency forward contracts under a Level 2 input as defined by SFAS No. 157. We value the foreign currency forward contracts based on current quoted market prices for similar contracts. As of September 30, 2008, the fair values of the foreign currency forward contracts were a liability of $1 included in other long-term obligations.

Interest Rates

As of September 30, 2008, we had outstanding interest rate swaps totaling $1,350, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

We measure the fair values of our interest rate swaps under a Level 2 input as defined by SFAS No. 157. We value the interest rate swaps using observable interest rate yield curves for comparable assets and liabilities at commonly quoted intervals. As of September 30, 2008 and December 31, 2007, the fair values of the interest rate swaps were a liability of $(4) and $(2) included in other long-term obligations. We received (paid) cash on our interest rate agreements of $(3) and $1 for the third quarter ended

September 30, 2008 and 2007, and $(4) and $3 for the three quarters ended September 30, 2008 and 2007, which were recorded in interest expense on the hedged debt.

E.	LONG-TERM DEBT

The balances of long-term debt as of September 30, 2008 and December 31, 2007 are as follows:

	Sept. 30, 2008	Dec. 31, 2007
NewPage:
Term loan senior secured credit facility (face amount $1,588 and $1,600; LIBOR plus 3.75%)	$1,544	$1,552
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $806)	804	804
12% senior subordinated notes (face amount $200)	199	198
Capital lease	145	146

Total long-term debt, including current portion	2,917	2,925
Current portion of long-term debt	16	16

Subtotal	2,901	2,909
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $185 and $171; LIBOR plus 7.00%)	176	161

Long-term debt	$3,077	$3,070

Substantially all of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2007 for further details on our debt agreements.

As of September 30, 2008, we had $100 outstanding on the revolving credit facility. This borrowing was drawn in September 2008 in order to protect our short-term liquidity during the market credit crisis in the event of the inability of the counterparties to meet their commitments under the revolving credit facility. This amount was repaid in October 2008. We have classified this borrowing as a current liability as of September 30, 2008.

F.	EQUITY

During January 2008, a reverse common stock split was declared and became effective as of February 29, 2008, which decreased the authorized shares of NewPage Holding to ten shares. All share and per share information has been adjusted to reflect this reverse split.

Under a repurchase agreement between NewPage Group and a former executive officer, NewPage Group agreed to repurchase all of the executive officer’s NewPage Group stock for an aggregate amount of $6. The expense associated with this transaction was recognized during the fourth quarter of 2007. During the first quarter of 2008, NewPage loaned $6 to NewPage Group to enable NewPage Group to satisfy its repurchase obligations, which was recorded as a reduction in shareholder’s equity as repayment is not assured.

NewPage Group Equity Incentive Plan

Included in selling, general and administrative expenses is equity award expense of $10 and $1 for the third quarter ended September 30, 2008 and 2007 and $25 and $2 for the three quarters ended September 30, 2008 and 2007. In March 2008, the first installment of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $13 at the grant date and are being expensed over the remainder of 2008.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2007	3,373	$19.83
Granted	1,655	21.25
Forfeited	(203)	21.22

Outstanding at September 30, 2008	4,825	20.26

None of the outstanding options were exercisable as of September 30, 2008. The outstanding options at September 30, 2008, have a weighted-average remaining contractual life of 9.4 years.

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

Assumptions used to determine the fair value of option grants are as follows:

Three Quarters Ended Sept. 30, 2008
Weighted-average fair value of options granted	$11.68
Weighted-average assumptions used for grants:
Expected volatility	60%
Risk-free interest rate	2.8%
Expected life of option (in years)	5

G.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net unrealized gains and losses on cash flow hedges and changes in foreign currency translation adjustment. Total comprehensive income (loss) is as follows:

	Third Quarter Ended Sept. 30, 2008	Third Quarter Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2008	Three Quarters Ended Sept. 30, 2007
NewPage Holding	$(58)	$5	$(90)	$(26)
NewPage	(64)	10	(76)	(9)

H.	PENSION AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the third quarter and three quarters ended September 30, 2008 and 2007 is as follows:

	Third Quarter Ended Sept. 30, 2008		Third Quarter Ended Sept. 30, 2007
Pension Plans	U.S.	Canada	U.S.
Service cost	$4	$1	$1
Interest cost	15	4	3
Expected return on plan assets	(20)	(5)	(4)

Net periodic cost (income)	$(1)	$—	$—

	Three Quarters Ended Sept. 30, 2008		Three Quarters Ended Sept. 30, 2007
Pension Plans	U.S.	Canada	U.S.
Service cost	$13	$3	$5
Interest cost	46	13	9
Expected return on plan assets	(62)	(15)	(13)

Net periodic cost (income) before curtailment loss and termination benefits	(3)	1	1
Curtailment loss	—	—	1
Termination benefits	1	—	—

Net periodic cost (income) after curtailment loss and termination benefits	$(2)	$1	$2

	Third Quarter Ended Sept. 30, 2008		Third Quarter Ended Sept. 30, 2007
Other Postretirement Plans	U.S.	Canada	U.S.
Service cost	$—	$—	$1
Interest cost	2	1	—

Net periodic cost	$2	$1	$1

	Three Quarters Ended Sept. 30, 2008		Three Quarters Ended Sept. 30, 2007
Other Postretirement Plans	U.S.	Canada	U.S.
Service cost	$1	$1	$1
Interest cost	10	1	1

Net periodic cost	$11	$2	$2

As a result of the restructuring actions described in Note I, during the first quarter of 2008 we recognized a special termination charge of $1 in cost of sales for employees affected by the shutdown of the No. 11 paper machine in Rumford, Maine. As of September 30, 2008, we recorded adjustments to the purchase price allocation for decisions made to reduce benefits for salaried employees to reflect a $29 reduction in benefit obligations under the SENA pension plans and a $25 reduction in benefit obligations under a SENA postretirement plan.

I.	RESTRUCTURING

On January 16, 2008, we announced the initial actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions are intended to create a single business platform, enable us to remain competitive in the marketplace, serve our customers more efficiently and deliver on the synergies we have committed to achieve.

The specific restructuring actions announced on January 16, 2008 were as follows:

•	Permanently close the No. 11 paper machine in Rumford, Maine, in February 2008. Approximately 60 employees were affected by the shutdown.

•	Permanently close the pulp mill and both paper machines in Niagara, Wisconsin, in June 2008. Approximately 320 employees were affected by the shutdown.

•	Permanently close the No. 95 paper machine in Kimberly, Wisconsin, in May 2008. Approximately 125 employees were affected by the shutdown.

•	Permanently close the Chillicothe, Ohio, converting facility by the end of November 2008. Approximately 160 employees will be affected by the shutdown.

•	Reduce personnel in other areas, including sales, finance and other support functions. Approximately 200 to 250 employees are expected to be affected by this action.

On July 30, 2008, we announced an additional restructuring action to further reduce costs and balance supply and customer demand. The action was as follows:

•	Permanently close the Kimberly, Wisconsin, mill and both remaining paper machines, Nos. 96 and 97, in September 2008. Approximately 475 employees were affected by the shutdown.

As a result of these actions, during the third quarter ended September 30, 2008, we incurred total charges of $15, including $9 in accelerated depreciation and $4 in inventory write-offs recorded in cost of sales and $2 of employee-related costs, of which $1 is recorded in cost of sales and $1 is recorded in selling, general and administrative expenses. During the three quarters ended September 30, 2008, we incurred total charges of $32, including $20 in accelerated depreciation and $5 in inventory write-offs recorded in cost of sales and $7 of employee-related costs, of which $5 is recorded in cost of sales and $2 is recorded in selling, general and administrative expenses. In addition, as of September 30, 2008, we recorded $39 of employee-related costs for former SENA employees and $22 for costs for closures of acquired plants as a liability in the purchase price allocation.

The activity in the accrued severance liability relating to these actions for the three quarters ended September 30, 2008 was as follows:

	Closure Employee
	Costs	Costs
Balance accrued at December 31, 2007	$—	$4
Additions to reserve recorded in the purchase price allocation	22	39
Current charges	—	7
Payments	(5)	(18)

Balance accrued at September 30, 2008	$17	$32

J.	COMMITMENTS AND CONTINGENCIES

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

For the third quarter and three quarters ended September 30, 2008 and 2007, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of our history of losses. After taking into account the changes to the purchase price allocation described in Note B, we had the following tax valuation allowances at September 30, 2008 and December 31, 2007:

	Sept. 30, 2008	Dec. 31, 2007
NewPage Holding	$522	$505
NewPage	496	487

During the third quarter of 2008, we recognized an increase of $58 in our amount of unrecognized tax benefits.

L.	INITIAL PUBLIC OFFERING OF NEWPAGE GROUP

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

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$79	$5	$2	$1	$87
Accounts receivable	360	34	1	1	396
Inventories	231	422	—	—	653
Other current assets	20	12	(2)	—	30

Total current assets	690	473	1	2	1,166
Intercompany receivables	1,113	330	22	(1,465)	—
Property, plant and equipment, net	20	3,128	35	26	3,209
Investment in subsidiaries	2,102	43	—	(2,145)	—
Other assets	155	93	2	(1)	249

TOTAL ASSETS	$4,080	$4,067	$60	$(3,583)	$4,624

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$29	$235	$7	$—	$271
Short-term borrowings—revolving credit facility	100	—	—	—	100
Accrued expenses	108	228	1	—	337
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	253	463	8	—	724
Intercompany payables	374	1,091	—	(1,465)	—
Long-term debt	2,756	145	—	—	2,901
Other long-term liabilities	65	264	1	—	330
Deferred income taxes	7	2	8	—	17
Minority interest	—	—	—	27	27
Stockholder’s equity	625	2,102	43	(2,145)	625

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,080	$4,067	$60	$(3,583)	$4,624

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$88	$49	$5	$1	$143
Accounts receivable	160	187	2	2	351
Inventories	141	443	—	—	584
Other current assets	24	18	1	—	43

Total current assets	413	697	8	3	1,121
Intercompany receivables	1,123	201	14	(1,338)	—
Property, plant and equipment, net	14	3,485	36	29	3,564
Investment in subsidiaries	2,072	43	—	(2,115)	—
Other assets	178	20	1	(1)	198

TOTAL ASSETS	$3,800	$4,446	$59	$(3,422)	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$27	$303	$8	$—	$338
Accrued expenses	97	193	—	—	290
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	140	496	8	—	644
Intercompany payables	61	1,277	—	(1,338)	—
Long-term debt	2,763	146	—	—	2,909
Other long-term liabilities	51	300	—	—	351
Deferred income taxes	130	155	8	—	293
Minority interest	—	—	—	31	31
Stockholder’s equity	655	2,072	43	(2,115)	655

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,800	$4,446	$59	$(3,422)	$4,883

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$565	$946	$23	$(408)	$1,126
Cost of sales	522	896	24	(408)	1,034
Selling, general and administrative expenses	42	20	—	—	62
Equity in (earnings) loss of subsidiaries	(51)	1	—	50	—
Interest expense	68	1	—	—	69
Other (income) expense, net	2	4	—	(1)	5

Income (loss) before income taxes	(18)	24	(1)	(49)	(44)
Income tax (benefit)	44	(27)	—	—	17

Net income (loss)	$(62)	$51	$(1)	$(49)	$(61)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THREE QUARTERS ENDED SEPTEMBER 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$1,539	$3,062	$69	$(1,291)	$3,379
Cost of sales	1,382	2,907	70	(1,293)	3,066
Selling, general and administrative expenses	119	60	—	—	179
Equity in (earnings) loss of subsidiaries	(96)	2	—	94	—
Interest expense	202	6	—	—	208
Other (income) expense, net	1	(5)	—	1	(3)

Income (loss) before income taxes	(69)	92	(1)	(93)	(71)
Income tax (benefit)	7	(4)	1	—	4

Net income (loss)	$(76)	$96	$(2)	$(93)	$(75)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$545	$442	$—	$(442)	$545
Cost of sales	473	440	—	(443)	470
Selling, general and administrative expenses	27	—	—	—	27
Equity in (earnings) of subsidiaries	(2)	—	—	2	—
Interest expense	32	—	—	—	32
Other (income) expense, net	(1)	—	—	1	—

Income (loss) before income taxes	16	2	—	(2)	16
Income tax (benefit)	—	—	—	—	—

Net income (loss)	$16	$2	$—	$(2)	$16

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THREE QUARTERS ENDED SEPTEMBER 30, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$1,514	$1,316	$—	$(1,314)	$1,516
Cost of sales	1,362	1,301	—	(1,316)	1,347
Selling, general and administrative expenses	76	—	—	—	76
Equity in (earnings) of subsidiaries	(15)	—	—	15	—
Interest expense	97	—	—	—	97
Other (income) expense, net	(2)	—	—	2	—

Income (loss) before income taxes	(4)	15	—	(15)	(4)
Income tax (benefit)	—	—	—	—	—

Net income (loss)	$(4)	$15	$—	$(15)	$(4)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE QUARTERS ENDED SEPTEMBER 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(76)	$59	$(5)	$6	$(16)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	4	2	—	6
Cash paid for acquisition	(7)	—	—	—	(7)
Capital expenditures	(8)	(106)	—	—	(114)

Net cash provided by (used in) investing activities	(15)	(102)	2	—	(115)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(6)	(6)
Loans to parent companies	(6)	—	—	—	(6)
Net borrowings from revolving credit facility	100	—	—	—	100
Payments on long-term debt	(12)	—	—	—	(12)

Net cash provided by (used in) financing activities	82	—	—	(6)	76
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	(9)	(44)	(3)	—	(56)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$79	$5	$2	$1	$87

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE QUARTERS ENDED SEPTEMBER 30, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$67	$53	$—	$(3)	$117

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5)	(53)	—	—	(58)

Net cash provided by (used in) investing activities	(5)	(53)	—	—	(58)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—	—	—	(1)
Distributions from Rumford Cogeneration to limited partners	—	—	—	(7)	(7)
Loans to parent companies	(4)	—	—	—	(4)
Payments on long-term debt	(24)	—	—	—	(24)

Net cash provided by (used in) financing activities	(29)	—	—	(7)	(36)

Net increase (decrease) in cash and cash equivalents	33	—	—	(10)	23
Cash and cash equivalents at beginning of period	33	—	—	11	44

Cash and cash equivalents at end of period	$66	$—	$—	$1	$67

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Background

We believe that we are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications such as corporate annual reports, high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts and catalogs. We operate 20 paper machines at ten mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada.

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

The specific restructuring actions announced on January 16, 2008 were as follows:

•	Permanently close the No. 11 paper machine in Rumford, Maine, in February 2008. Approximately 60 employees were affected by the shutdown.

•	Permanently close the pulp mill and both paper machines in Niagara, Wisconsin, in June 2008. Approximately 320 employees were affected by the shutdown.

•	Permanently close the No. 95 paper machine in Kimberly, Wisconsin, in May 2008. Approximately 125 employees were affected by the shutdown.

•	Permanently close the Chillicothe, Ohio, converting facility by the end of November 2008. Approximately 160 employees will be affected by the shutdown.

•	Reduce personnel in other areas, including sales, finance and other support functions. Approximately 200 to 250 employees are expected to be affected by this action.

On July 30, 2008, we announced an additional restructuring action to further reduce costs and balance supply and customer demand. The action was as follows:

•	Permanently close the Kimberly, Wisconsin, mill and both remaining paper machines, Nos. 96 and 97, in September 2008. Approximately 475 employees were affected by the shutdown.

As a result of these actions, during the third quarter ended September 30, 2008, we incurred total charges of $15 million, including $9 million in accelerated depreciation and $4 million in inventory write-offs recorded in cost of sales and $2 million of employee-related costs, of which $1 million is recorded in cost of sales and $1 million is recorded in selling, general and administrative expenses. During the three quarters ended September 30, 2008, we incurred total charges of $32 million, including $20 million in accelerated depreciation and $5 million in inventory write-offs recorded in cost of sales and $7 million of employee-related costs, of which $5 million is recorded in cost of sales and $2 million is recorded in selling, general and administrative expenses. In addition, as of September 30, 2008, we recorded $39 million of employee-related costs for former SENA employees and $22 million for costs for closures of acquired plants as a liability in the purchase price allocation.

We expect to incur up to $25 million in the aggregate of additional expenses and restructuring charges, primarily relating to integrating information systems. We expect to incur approximately half of these expenses during the fourth quarter of 2008, with the remainder in 2009. Additional adjustments to these estimates are likely to occur as we finalize the integration and restructuring plans, including the effects of sales or dispositions of assets and facilities.

Trends in Our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalogs and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the three quarters ended September 30, 2008, North American coated paper demand declined significantly compared to the same period in 2007, as a result of decreased advertising spending and magazine and catalog circulation resulting from an uncertain economy and economic outlook. North American coated paper demand is projected to continue to decline for the fourth quarter of 2008 compared to the fourth quarter of 2007. This trend is expected to continue into 2009 and overall demand is expected to decline from 2008 levels. In response to this reduction in coated paper demand, we closed two paper machines in Niagara, Wisconsin in July 2008 and closed the Kimberly, Wisconsin, mill and its two remaining paper machines in September 2008. These actions resulted in the permanent closure of an aggregate of approximately 700,000 tons of coated paper capacity. We also took 13,000 tons and 31,000 tons of coated paper market-related downtime during the third quarter and first three quarters of 2008. We intend to take an additional 40,000 tons of market-related downtime of coated paper in the fourth quarter of 2008.

North American coated paper supply declined more than demand in 2007 and this trend continued into early 2008. As advertising and promotional spending has dropped since early 2008 because of current economic conditions, demand has declined faster than supply. The North American coated paper supply has been affected by North American capacity closures, including our capacity closures, a reduction in imports into North America and market-related downtime in an attempt to match supply with the lower demand. We believe imports have been lower because of greater demand in home markets, non-North American capacity closures and unfavorable exchange rates and high transportation costs for foreign producers. Coated paper imports into North America could increase, however, given the recent slowdown in the global economic outlook, strengthening of the U.S. dollar and lower oil costs.

During the first three quarters of 2008, we experienced significant increases in our input costs due to substantially higher prices for wood, chemicals, natural gas, coal and electricity. In particular, costs of certain petroleum-based chemicals and transportation costs have increased substantially during 2008. Although oil prices have decreased significantly since July 2008, we do not anticipate realizing the full effects of lower crude oil prices on chemical costs until sometime in 2009 because of the lag between the change in oil prices and the change in costs of certain chemicals. In addition, as a result of announced merger and acquisition activity among our major chemical suppliers, we may experience additional cost pressures if these activities are consummated. The effects of rising energy prices have only slightly affected our total direct energy costs because we have contracts in place for a portion of our energy needs that limit increases in pricing and we internally produce a substantial portion of our energy and are able to switch among various types of fuels for a portion of our energy needs. We expect that our costs for energy will increase in 2009 as these contracts expire. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future, although at lower levels compared to the peak levels in the third quarter of 2008.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. We therefore have limited ability to increase prices in response to increases in our costs if demand relative to supply does not remain strong. As a result of the supply and demand and cost factors described above, coated paper prices have increased during 2008.

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

Results of Operations

The following tables set forth the historical results of operations of NewPage Holding for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accrued liabilities, interest expense, write-off of costs for a proposed 2006 initial public offering and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Third Quarter 2008 Compared to Third Quarter 2007

	NewPage Holding
	Third Quarter Ended Sept. 30,
	2008		2007
(in millions)	$	%	$	%
Net sales	1,126	100.0	545	100.0
Cost of sales	1,034	91.9	470	86.2
Selling, general and administrative expenses	62	5.5	27	5.1
Interest expense	75	6.6	38	6.8
Other (income) expense, net	5	0.4	—	0.0

Income (loss) before income taxes	(50)	(4.4)	10	1.9
Income tax (benefit)	5	0.4	(1)	(0.1)

Net income (loss)	(55)	(4.8)	11	2.0

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$96		$79

Net sales for the third quarter of 2008 were $1,126 million compared to $545 million for the third quarter of 2007, an increase of $581 million or 107%. The increase was primarily a result of the Acquisition of SENA, which had net sales of $637 million in the third quarter of 2007. In addition, net sales were affected by lower sales volume of coated paper on a combined basis ($188 million) in the third quarter of 2008, offset by higher average coated paper prices ($107 million) from price increases in response to inflationary pressures on input costs. Coated paper sales volumes increased to 893,000 tons in the third quarter of 2008 compared to 576,000 tons in the third quarter of 2007, an increase of 55%. The volume increase was primarily from the acquired operations and was partially offset by a decline in coated paper demand resulting primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during the third quarter of 2008. Average coated paper prices increased to $1,005 per ton in the third quarter of 2008 compared to $884 per ton in the third quarter of 2007. We took 13,000 tons of market-related downtime of coated paper during the third quarter of 2008. We did not take any market-related downtime of coated paper in the third quarter of 2007. We have announced that we intend to take an additional 40,000 tons of market-related downtime of coated paper in the fourth quarter of 2008. We will consider the need for downtime from time to time based on market conditions.

Cost of sales for the third quarter of 2008 was $1,034 million compared to $470 million for the third quarter of 2007. The increase was primarily a result of the Acquisition of SENA, which had cost of sales of $618 million in the third quarter of 2007. In addition, we had higher costs of production in the third quarter of 2008, primarily as a result of inflation in wood, energy, chemicals and transportation costs ($124 million). The increase was partially offset by the effect on cost of sales of lower coated paper sales volume on a combined basis ($150 million). Depreciation and amortization expense related to the fixed assets acquired in the Acquisition was $28 million lower in the third quarter of 2008 than in the third quarter of 2007 as a result of the purchase price allocation. As a result of the foregoing, gross margin for the third quarter of 2008 decreased to 8.1% compared to 13.8% for the third quarter of 2007. Included in cost of sales for the third quarter of 2008 was $9 million for accelerated depreciation, $4 million for inventory write-offs and $1 million of employee-related costs associated with our restructuring plans. Maintenance expense at our mills totaled $94 million and $44 million in the third quarter of 2008 and

2007. The increase in maintenance expense was driven primarily as a result of the Acquisition and higher costs for annual maintenance shutdowns.

Selling, general and administrative expenses were $62 million for the third quarter of 2008 compared to $27 million for the third quarter of 2007. This increase was primarily as a result of the Acquisition of SENA, which had $22 million of selling, general and administrative expenses in the third quarter of 2007, and higher stock compensation expense of $9 million related to the stock option plan approved in December 2007 and $1 million of restructuring charges. As a percentage of net sales, selling, general and administrative expenses increased to 5.5% in the third quarter of 2008 compared to 5.1% in the third quarter of 2007, driven by the effects of the Acquisition. Selling, general and administrative expenses for NewPage were $62 million for the third quarter of 2008 compared to $27 million for the third quarter of 2007, also driven by the effects of the Acquisition.

Interest expense for the third quarter of 2008 was $75 million compared to $38 million for the third quarter of 2007. Interest expense for the third quarter of 2008 for NewPage was $69 million compared to $32 million for the third quarter of 2007. The increase was primarily a result of higher outstanding debt balances resulting from the financing for the Acquisition, partially offset by lower interest rates.

Income tax expense (benefit) for the third quarter of 2008 and 2007 was $5 million and $(1) million. Income tax expense (benefit) for NewPage for the third quarter of 2008 and 2007 was $17 million and zero. For the third quarter ended September 30, 2008 and 2007, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of our history of losses.

Net income (loss) was $(55) million in the third quarter of 2008 compared to net income (loss) of $11 million in the third quarter of 2007. The change was primarily driven by the Acquisition and the effects of lower customer demand and inflation on input costs, partially offset by higher sales prices.

EBITDA was $96 million and $79 million for the third quarter of 2008 and 2007. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

First Three Quarters 2008 Compared to First Three Quarters 2007

	NewPage Holding
	Three Quarters Ended Sept. 30,
	2008		2007
(in millions)	$	%	$	%
Net sales	3,379	100.0	1,516	100.0
Cost of sales	3,066	90.7	1,347	88.9
Selling, general and administrative expenses	179	5.3	79	5.2
Interest expense	224	6.6	113	7.4
Other (income) expense, net	(3)	(0.1)	—	0.0

Income (loss) before income taxes	(87)	(2.5)	(23)	(1.5)
Income tax (benefit)	2	0.1	(2)	(0.1)

Net income (loss)	(89)	(2.6)	(21)	(1.4)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$357		$188

Net sales for the first three quarters of 2008 were $3,379 million compared to $1,516 million for the first three quarters of 2007, an increase of $1,863 million or 123%. The increase was primarily a result of the Acquisition of SENA, which had net sales of $1,864 million in the first three quarters of 2007. In addition, net sales were affected by lower sales volume of coated paper on a combined basis ($326 million) in the first three quarters of 2008, offset by higher average coated paper prices ($287 million). Average coated paper prices increased to $980 per ton in the first three quarters of 2008 compared to $878 per ton in the first three quarters of 2007. Coated paper sales volume increased to 2,805,000 tons in the first three quarters of 2008 compared to 1,601,000 tons in the first three quarters of 2007. The volume increase was primarily from the acquired operations and was partially offset by a decline in coated paper demand resulting primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising. We took 31,000 tons of market-related downtime for coated paper during the first three quarters of 2008. During the first three quarters of 2007, we took 27,000 tons of market-related downtime for coated paper.

Cost of sales for the first three quarters of 2008 was $3,066 million compared to $1,347 million for the first three quarters of 2007. The increase was primarily a result of the Acquisition of SENA, which had cost of sales of $1,845 million in the first three quarters of 2007. In addition, we had higher costs of production in the first three quarters of 2008, primarily as a result of inflation in wood, energy, chemicals and transportation costs ($214 million). The increase was partially offset by the effect on cost of sales of lower coated paper sales volume on a combined basis ($266 million). Depreciation and amortization expense related to the fixed assets acquired in the Acquisition was $78 million lower in the first three quarters of 2008 than in the first three quarters of 2007 as a result of the purchase price allocation. As a result of the foregoing, gross margin for the first three quarters of 2008 decreased to 9.3% compared to 11.1% for the first three quarters of 2007. Included in cost of sales for the first three quarters of 2008 was $20 million for accelerated depreciation, $5 million for inventory write-offs and $5 million of employee-related costs associated with our restructuring plans. Maintenance expense at our mills totaled $277 million and $124 million in the first three quarters of 2008 and 2007. The increase in maintenance expense was driven primarily as a result of the Acquisition.

Selling, general and administrative expenses were $179 million for the first three quarters of 2008 compared to $79 million for the first three quarters of 2007. This increase in 2008 was primarily as a result of the Acquisition of SENA, which had $67 million of selling, general and administrative expenses in the first three quarters of 2007, higher stock compensation expense of $23 million related to the stock option plan approved in December 2007 and $2 million of restructuring charges. During the first three quarters of 2007, NewPage Holding expensed $3 million of costs related to its canceled 2006 initial public offering. As a percentage of net sales, selling, general and administrative expenses increased slightly in the first three quarters of 2008 to 5.3% from 5.2% in the first three quarters of 2007. Selling, general and administrative expenses for NewPage were $179 million for the first three quarters of 2008 compared to $76 million for the first three quarters of 2007, driven by the effects of the Acquisition.

Interest expense for the first three quarters of 2008 was $224 million compared to $113 million for the first three quarters of 2007. Interest expense for the first three quarters of 2008 for NewPage was $208 million compared to $97 million for the first three quarters of 2007. The increase was primarily a result of higher outstanding debt balances resulting from the financing for the Acquisition, partially offset by lower interest rates.

Income tax expense (benefit) for the first three quarters of 2008 and 2007 was $2 million and $(2) million. Income tax expense (benefit) for NewPage for the first three quarters of 2008 and 2007 was $4 million and zero. For the three quarters ended September 30, 2008 and 2007, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits, as defined in SFAS No. 109, as a result of our history of losses.

Net income (loss) was $(89) million in the first three quarters of 2008 compared to net income (loss) of $(21) million in the first three quarters of 2007. The change was primarily driven by the Acquisition and the effects of lower customer demand and inflation on input costs, partially offset by higher sales prices.

EBITDA was $357 million and $188 million for the first three quarters of 2008 and 2007. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

Reconciliation of Net Income (Loss) to EBITDA

EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of our performance under GAAP, is not intended to represent net income (loss), and should not be used as an alternative to net income (loss) as an indicator of performance. EBITDA is shown because it is a primary component of certain covenants under our senior secured credit facilities and is a basis upon which our management assesses performance. In addition, our management believes EBITDA is useful to investors because it and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA instead of net income (loss) has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our current cash expenditure requirements, or future requirements, for capital expenditures or contractual commitments

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements

•	our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation

Because of these limitations, EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) to EBITDA:

(in millions)	NewPage Holding
	Third Quarter Ended Sept. 30, 2008	Third Quarter Ended Sept. 30, 2007	Three Quarters Ended Sept. 30, 2008	Three Quarters Ended Sept. 30, 2007
Net income (loss)	$(55)	$11	$(89)	$(21)
Interest expense	75	38	224	113
Income taxes (benefit)	5	(1)	2	(2)
Depreciation and amortization	71	31	220	98

EBITDA	$96	$79	$357	$188

Liquidity and Capital Resources

We had outstanding aggregate indebtedness at September 30, 2008, of $3,249 million, which included $3,064 million at NewPage. Beginning in 2011, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to that time or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of September 30, 2008, there was $100 million outstanding under the revolving senior secured credit facility and based on availability under the borrowing base as of that date, we had $332 million of additional borrowing available under the revolving senior secured credit facility, after reduction for $68 million in letters of credit. Our cash and cash equivalents were $87 million at September 30, 2008. During September 2008, we borrowed $100 million under the revolving credit facility in order to protect our short-term liquidity during the market credit crisis in the event of the inability of the counterparties to meet their commitments under the revolving credit facility. This amount was repaid in October 2008 when this risk appeared to have been reduced to an acceptable level. We have classified this borrowing as a current liability as of September 30, 2008.

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market and we have experienced significant declines in our plan assets. We are monitoring the effects of the market declines on our minimum pension funding requirements and pension expense for 2009. We do not anticipate material minimum funding requirements during 2009.

We believe our cash flow from operations, available borrowings under our revolving senior secured credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. We regularly monitor the credit-worthiness of the counterparties to our debt and derivative instruments in order to manage our credit risk exposures under these agreements.

Cash Flows

Cash provided by (used in) operating activities was $(16) million during the first three quarters of 2008 compared to $116 million during the first three quarters of 2007. The decrease was primarily the result of increased investments in inventory, partially offset by increased cash flows, primarily generated by the NPCP operations. The increase in inventory was caused both by a decline in sales demand and our seasonal build. In response to these challenges, we accelerated the closure of our converting facilities in Chillicothe, Ohio, and completed the shutdown of operations at our Kimberly and Niagara, Wisconsin mills in the third quarter of 2008. In addition, we took coated paper market-related downtime at other locations. We intend to monitor North American paper demand in order to match our production to customer needs, and may take additional market-related downtime as necessary. During the first three quarters of 2008, for investing activities we used $114 million for capital expenditures. Financing activities in the first three quarters of 2008 included net borrowings of $100 million under our revolving credit facility, offset by a $6 million loan to our parent company and $12 million in scheduled payments on our long-term debt. Cash and cash equivalents decreased by $56 million during the first three quarters of 2008 to a balance of $87 million at September 30, 2008.

Indebtedness

NewPage’s senior secured credit facilities include a $1,600 million term loan facility, with a stated maturity of 2014, and up to $500 million in available revolving loan borrowings, with a stated maturity of 2012. The revolving loan and term loan facilities mature on the earlier of (i) the stated maturity date and (ii) the date that is 181 days prior to the scheduled maturity date of the existing senior secured notes, the senior subordinated notes, the NewPage Holding PIK Notes and any refinancing thereof. The maturity date of the senior secured credit facilities may be accelerated if we are unable to refinance our notes prior to their maturity. NewPage’s senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. The senior secured credit facilities also limit our annual capital expenditures to less than $300 million for 2008 and less than $250 million for 2009 and each year thereafter. The difference between our maximum permitted capital expenditures and actual permitted capital expenditures in any given year is carried over to the following year. If at the end of any fiscal quarter NewPage Corporation’s leverage ratio is 3:50 to 1:00 or less, then there is no cap on our capital expenditures under the senior secured credit facilities. As of September 30, 2008, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2008:

	Covenant	Actual
Maximum Leverage Ratio	6.00	4.72
Maximum Senior Leverage Ratio	3.50	2.57
Minimum Interest Coverage Ratio	1.75	2.54
Minimum Fixed Charge Coverage Ratio	1.00	1.52

As of September 30, 2008, we had outstanding interest rate swaps totaling $1,350 million, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

Capital Expenditures

Capital expenditures were $114 million and $58 million for the three quarters ended September 30, 2008 and 2007. Capital expenditures for 2008 are expected to be approximately $165 million. Capital expenditures for 2009 could be less than $100 million, however we could consider potential high return projects that increase productivity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2008 and December 31, 2007, $2,098 million and $1,996 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at September 30, 2008 and December 31, 2007, would be $21 million and $20 million, without taking into account any interest rate derivative agreements.

While we may enter into agreements limiting our exposure to higher interest rates, these agreements do not offer complete protection from this risk. As of September 30, 2008 and December 31, 2007, we were a party to interest rate swap agreements to hedge the variability of cash flows on $1,350 million and $450 million of our floating-rate debt. Taking into account our interest rate derivative agreements and rates in effect at September 30, 2008 and December 31, 2007, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $7 million and $15 million, respectively.

Foreign Currency Risk

We are subject to exposure from fluctuations in foreign currency exchange rates, primarily the Canadian dollar. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of September 30, 2008, we were a party to foreign currency forward contracts aggregating $15 million of contract value, expiring monthly through December 2008, to hedge the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Port Hawkesbury mill. As of September 30, 2008, the fair values of these contracts were a liability of $1 million.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended September 30, 2008. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We have a history of net losses and we may not generate net income in the future.

We incurred a net loss in each of the five years ended December 31, 2007 and our net loss for the three quarters ended September 30, 2008 was $(89) million. As of September 30, 2008, our accumulated deficit was $(230) million. In addition, SENA incurred a net loss in each of the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007. Our ability to pay future dividends, if any, will be limited by the amount of net income that we generate. Furthermore, if we are unable to generate net income in satisfactory amounts or at all, this may adversely affect our business.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement dated September 8, 2008, by and among NewPage Corporation, NewPage Group Inc. and Jason W. Bixby

10.2	Employment Agreement dated as of September 8, 2008, by and between NewPage Corporation and David J. Prystash

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ David J. Prystash	By:	/s/ David J. Prystash
	David J. Prystash		David J. Prystash
	Senior Vice President and Chief Financial Officer (Principal Financial Officer)		Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	Date: November 12, 2008		Date: November 12, 2008