Form 10-K
period 2008-12-31
NewPage Holding CORP; NewPage CORP
filed 2009-03-02
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2008

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

The aggregate market value of NewPage Holding Corporation and NewPage Corporation common stock held by non-affiliates were each $0 as of June 30, 2008.

The number of shares of each Registrant’s Common Stock, par value $0.01 per share, as of February 20, 2009:

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

DOCUMENTS INCORPORATED BY REFERENCE—None

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, interest expense, write-off of costs for a withdrawn 2006 initial public offering and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage. References to “SENA” are to Stora Enso North America Inc., which we acquired from Stora Enso Oyj (“SEO”) on December 21, 2007 (the “Acquisition”). Following the Acquisition, SENA changed its name to NewPage Consolidated Papers Inc., or NPCP. References to both SENA and NPCP are to the acquired business.

FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness

•	changes in the supply of, demand for, or prices of our products

•	general economic and business conditions in the United States and Canada and elsewhere

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms

•	the activities of competitors, including those that may be engaged in unfair trade practices

•	changes in significant operating expenses, including raw material and energy costs

•	changes in currency exchange rates

•	changes in the availability of capital

•	changes in the regulatory environment, including requirements for enhanced environmental compliance

•	our ability to realize the anticipated benefits of the acquisition of SENA, including anticipated synergies

•	the other factors described under “Risk Factors”

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

General

We believe that we are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, such as corporate annual reports, high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts and catalogs. For the year ended December 31, 2008, we had net sales of $4.4 billion.

We operate 20 paper machines at ten paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada. These mills and our distribution centers are strategically located near major print markets, such as New York, Chicago, Minneapolis and Atlanta. As of December 31, 2008, our mills have total annual production capacity of approximately 4.4 million short tons of paper, including approximately 3.2 million short tons of coated paper, approximately 1 million short tons of uncoated paper and approximately 200,000 short tons of specialty paper.

We have long-standing relationships with many leading publishers, commercial printers, retailers and paper merchants. Our key customers include Condé Nast Publications, The McGraw-Hill Companies, Meredith Corporation, News America Group, Pearson Education, Rodale Inc. and Time Inc. in publishing; Quad/Graphics, Quebecor World Inc. and R.R. Donnelley & Sons Company in commercial printing; Sears Holdings Corporation and Williams-Sonoma, Inc. in retailing; and paper merchants Lindenmeyr, a division of Central National-Gottesman Inc., Unisource Worldwide, Inc. and xpedx, a division of International Paper Company. Key customers for specialty paper products include Avery Dennison Corporation and Vacumet Corp.

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of SENA from SEO. We acquired SENA in order to create a single business platform and to enable us to remain competitive in the marketplace, serve our customers more efficiently and achieve synergies from the Acquisition. The Acquisition more than doubled our production capacity and broadened our product line.

Organization

The following chart shows our organizational structure and ownership as of February 20, 2009. Except as indicated below, each entity in the chart owns 100% of the equity interests of the entity appearing immediately below it.

(1)	Excludes NewPage Group common stock that may be issued upon exercise of options outstanding or that may be granted under the NewPage Group Equity Incentive Plan.

Industry Overview

The North American paper industry is cyclical and, like other cyclical industries, is largely affected by the interplay of demand and supply. Demand and supply factors affecting our principal paper products, as well as historical price trends, are discussed below.

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. Advertising spending and magazine and catalog circulation tend to rise when GDP in the United States is robust and typically decline in a sluggish economy. During 2008, North American coated paper demand declined significantly compared to 2007, as a result of decreased advertising spending and magazine and catalog circulation resulting from macroeconomic factors. North American customers purchased approximately 12 million short tons of coated paper in 2008 and approximately 13 million short tons of coated paper in 2007.

In North America and the United States, coated paper supply is determined by both local coated paper production and imports from sources outside North America or the United States, principally Europe and Asia. Imports have become a structural part of the North American coated paper marketplace. The volume of coated paper imports from Europe and Asia is a function of worldwide supply and demand for coated paper, the exchange rate of the U.S. dollar relative to other currencies, especially the Euro, market prices in North America and other markets and the cost of ocean-going freight. North American producers, including us, have announced the scheduled shutdown of an aggregate of approximately 2 million short tons of coated paper capacity over the last two years, primarily as a result of higher costs and, more recently, as a result of reduced demand.

Products

Our portfolio of paper products includes coated freesheet, coated groundwood, supercalendered, newsprint and specialty papers. Specialty papers are primarily used in labels and packaging. We offer the broadest coated paper product selection of any North American paper manufacturer. We also sell uncoated paper and market pulp. Our brands are some of the most recognized brands in the industry. Substantially all of our 2008 sales were within North America and approximately 93% were within the United States. Our principal product is coated paper, which represented approximately 81%, 92% and 93% of our net sales for the years ended December 31, 2008, 2007 and 2006.

Coated Paper

We believe that we are the largest coated paper manufacturer in North America based on production capacity. As of December 31, 2008, our mills have total annual production capacity of approximately 3.2 million short tons of coated paper. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Coated paper has a higher level of smoothness than uncoated paper. Increased smoothness is typically achieved by applying a clay-based coating on the surface of the paper and processing that paper under heat and pressure. As a result, coated paper achieves higher reprographic quality and printability.

Coated paper consists of both coated freesheet and coated groundwood, which generally differ in price and quality. The chemically-treated pulp used in freesheet applications produces brighter and smoother paper than the mechanical pulp used in groundwood papers. Coated freesheet papers comprised 56% of the coated paper we produced in 2008. We produce coated freesheet papers in No. 1, No. 2 and No. 3 grades for higher-end uses such as corporate annual reports and high-end advertising, as well as coated one-side paper (C1S), which is used primarily for label and specialty applications.

Coated groundwood papers, which represented 44% of the coated paper we produced in 2008, are typically lighter and less expensive than our coated freesheet products. We produce coated groundwood papers in No. 3, No. 4 and No. 5 grades for use in applications requiring lighter paper stock such as magazines, catalogs and inserts.

Each of the paper grades that we manufacture are produced in a variety of weights, sizes and finishes. The coating process changes the gloss, ink absorption qualities, texture and opacity of the paper to meet each customer’s performance requirements. Most of the coated paper that we manufacture is shipped in rolls, with the rest cut into sheets.

Supercalendered Paper

Supercalendered paper is uncoated paper with pigment filler passed through a supercalendering process in which alternating steel and cotton-covered rolls “iron” the paper, giving it a gloss and smoothness similar to coated paper. Our supercalendered paper is primarily used for magazines, catalogs, advertisements, inserts and flyers. We produce supercalendered paper primarily in SC-A and SC-A+ grades.

Newsprint Paper

Newsprint paper is uncoated groundwood paper used primarily for printing daily newspapers and other publications. We are a niche supplier of newsprint paper serving the North American and select international markets in the publishing and printing industry for major end-uses such as inserts/fliers for retail customers.

Specialty Paper

Specialty paper consists of both coated and uncoated paper designed and produced to meet the specific packaging, printing and labeling needs of customers with diverse and specialized paper needs. Specialty papers consist of two primary product lines: technical papers and packaging papers.

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

Other Products

We also produce uncoated paper to enhance our manufacturing efficiency by filling unused capacity, such as when we have excess capacity on a paper machine but not on a coater. Uncoated paper typically is used for business forms and stationery, general printing paper and photocopy paper. We primarily sell uncoated paper to paper merchants, business forms manufacturers and converters.

Manufacturing

We operate 20 paper machines at ten paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada. All of these paper mills are at least partially-integrated mills, meaning that they produce paper, pulp and energy. Most of the energy produced at these mills is for internal use. As of December 31, 2008, our mills have total annual production capacity of approximately 4.4 million short tons of paper, including approximately 3.2 million short tons of coated paper, approximately 1 million short tons of uncoated paper and approximately 200,000 short tons of specialty paper. With the exception of our Port Hawkesbury, Nova Scotia, mill, substantially all of our long-lived assets are located within the United States. The following table lists the paper products produced at each of our mills, as well as each mill’s approximate annual paper capacity, as of December 31, 2008:

Mill Location	Products	Paper Capacity (short tons/year)
Biron, Wisconsin	Coated paper	400,000
Duluth, Minnesota	Supercalendered paper	260,000
Escanaba, Michigan	Coated and uncoated paper	790,000
Luke, Maryland	Coated and specialty paper	530,000
Port Hawkesbury, Nova Scotia	Supercalendered paper and newsprint	590,000
Rumford, Maine	Coated and specialty paper	570,000
Stevens Point, Wisconsin	Specialty paper	170,000
Whiting, Wisconsin	Coated paper	260,000
Wickliffe, Kentucky	Coated, specialty and uncoated paper	310,000
Wisconsin Rapids, Wisconsin	Coated paper	520,000

During 2008, we announced restructuring plans which included the shutdown of six of our less efficient, higher cash cost paper machines. We closed the No. 11 paper machine in Rumford, Maine in February 2008, the No. 95 paper machine in Kimberly, Wisconsin in May 2008, the Niagara, Wisconsin paper mill, which included two paper machines, in June 2008 and the Kimberly, Wisconsin mill, which included the two remaining paper machines, in September 2008. We have reallocated production of paper grades across our remaining combined machine base, resulting in the operation of machines in narrower ranges of paper grades around their peak production. In addition, as of December 31, 2008 we ceased substantially all production at our Chillicothe, Ohio converting facility and have transferred production to our remaining two converting facilities in Luke, Maryland and Wisconsin Rapids, Wisconsin. We completed the shutdown of this facility in February 2009. As a result of the restructuring activities undertaken, we have reduced our overall workforce by approximately 8% as of December 31, 2008 as compared to December 31, 2007. For a further discussion of these actions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Anticipated Synergies of the Acquisition and Integration of the Business.”

Through reallocation of production among our combined mills, we are producing products in closer proximity to our customers to reduce lowering freight costs. In addition, we continue to implement best practices across our combined mill system and focus on increasing our overall profitability, rather than independently at each individual mill.

Since 2000, over $1.4 billion of capital expenditures have been invested in our paper mills currently in operation, to build, maintain and update facilities and equipment, enhance product mix, lower costs and meet environmental requirements. These upgrades also included an upgrade of our papermaking technology to support our high-end coated grade lines.

In addition to the restructuring actions described above, over the last several years, we have significantly reduced our costs by consolidating operations and focusing on operational efficiency. We reduced our salaried headcount by approximately 28% and our hourly headcount by approximately 20% from 2002 to the time of the Acquisition in December 2007. From January 2002 to the time of the Acquisition, we shut down six paper machines, closed one paper mill and reduced maintenance costs by improving our annual maintenance shutdown procedures. From August 2000 to the time of the Acquisition, SENA reduced salaried headcount by approximately 38% and hourly headcount by approximately 40%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Anticipated Synergies of the Acquisition and Integration of the Business.”

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

Paper production is energy intensive. During 2008, we produced approximately 45% of our energy requirements by means of our mill-generated fuels, which included black liquor, wood waste and bark. The energy we purchased from outside suppliers consisted of a portion of our electricity, natural gas, fuel oil, steam, petroleum coke, tire-derived fuel, wood waste and coal. The majority of our coal needs are purchased under long-term supply contracts, while the other purchased fuels are priced based on current market rates.

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

Raw Materials and Suppliers

Pulp and wood fiber are the primary raw materials used in making paper. Pulp is the generic term that describes the cellulose fiber derived from wood. These fibers may be separated by mechanical, thermo-mechanical or chemical processes. The processes we use at our mills to produce pulp for freesheet paper involve removing the glues, which bind the wood fibers, to leave cellulose fibers. We use most of our pulp production internally to reduce the amount of pulp purchased from third parties. We sell our excess hardwood pulp, which we refer to as market pulp, to third parties in the United States and internationally.

The primary sources of wood fiber are timber and its byproducts, such as wood chips. We are a party to various fiber supply agreements to supply our mills with hardwood, softwood, aspen pulpwood and wood chips. These agreements require the counterparty to sell to the mills, and require the mills to purchase, a designated minimum number of tons of pulpwood and wood chips during the specified terms of the arrangement, which have various expiration dates from December 31, 2009 to December 31, 2053. The annual purchase requirement under these agreements is approximately 3 million tons in 2009, approximately 2 million tons per year from 2010 to 2015, approximately 1 million tons per year from 2016 to 2020 and approximately 250,000 tons per year from 2021 to 2026. In 2020, all of the agreements terminate with the exception of the agreement with respect to the Rumford mill, which terminates in 2053. For all of the pulpwood agreements, we may purchase a substantial portion of any additional pulpwood harvested by the counterparty during each year. The prices to be paid under these agreements are determined by formulas based upon market prices in the relevant regions and are subject to periodic adjustments based on procedures stipulated in each agreement. The amount of timber we receive under these agreements has varied, and is expected to continue to vary, according to the price and supply of wood fiber for sale on the open market and the harvest levels the timberland owners deem appropriate in the management of the timberlands.

Our Port Hawkesbury, Nova Scotia mill operates a woodlands unit which manages approximately 1,500,000 acres of land licensed from the Province of Nova Scotia and 59,000 acres of land we own in Nova Scotia. All wood harvested from the licensed lands must be used in our Port Hawkesbury mill unless otherwise agreed to by the Province of Nova Scotia. The license is for a 50 year period, renewable every 10 years, and currently expires in July 2051. The license may be terminated by the Province of Nova Scotia if the Port Hawkesbury mill is not operational for a continuous period of two years.

We seek to fulfill substantially all of our wood needs with timber that is harvested by professional loggers trained in certification programs that are designed to promote sustainable forestry. We do not accept wood from old growth forests, forests of exceptional conservation value or rainforests. We do not accept illegally harvested or stolen wood. We have formally notified our outside wood chip suppliers that we expect their wood supply will be produced by trained loggers in compliance with sustainable forestry principles. Our goal is to ensure that sustainable forestry-trained loggers are used to supply essentially all of the wood to our mills. We oppose and, through our participation in the American Forest and Paper Association, World Resources Institute and other organizations, are working to stop illegal logging in the United States and worldwide.

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

Customers

We have long-standing relationships with many leading publishers, commercial printers, retailers and paper merchants. Our ten largest customers accounted for approximately half of our net sales for 2008. Our key customers include Condé Nast Publications, The McGraw-Hill Companies, Meredith Corporation, News America Group, Pearson Education, Rodale Inc. and Time Inc. in publishing; Quad/Graphics, Quebecor World Inc. and R.R. Donnelley & Sons Company in commercial printing; Sears Holdings Corporation and Williams-Sonoma, Inc. in retailing; and paper merchants Lindenmeyr, a division of Central National-Gottesman Inc., Unisource Worldwide, Inc. and xpedx, a division of International Paper Company. Key customers for specialty paper products include Avery Dennison Corporation and Vacumet Corp.

During 2008, xpedx accounted for 21% of net sales. No other customer accounted for more than 10% of our 2008 net sales.

Sales, Marketing and Distribution

We sell our paper products primarily in the United States and Canada, using three sales channels:

•	direct sales, which consist of sales made directly to end-use customers, primarily large companies such as publishers, printers and retailers

•	merchant sales, which consist of sales made to paper merchants, who in turn sell to end-use customers

•	specialty sales, which consist of sales made to packaging and label manufacturers

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

The locations of our paper mills and distribution centers also provide certain logistical advantages as a result of their close proximity to several major print markets, including New York, Chicago, Minneapolis and Atlanta, which affords us the ability to more quickly and cost-effectively deliver our products to those markets. We have two major distribution facilities located in Bedford, Pennsylvania and Sauk Village, Illinois. In total, we own two warehouses and lease space in approximately 50 warehouses owned by third parties. Paper merchants also provide warehouse and distribution systems to service the needs of commercial print customers. We use third parties to ship our products by truck and rail. In addition, we utilize integrated tracking systems that track all of our products through the distribution process. Customers can access order tracking information over the internet. Most of our products are delivered directly to printers or converters, regardless of sales channel.

Competition

The North American paper industry is highly competitive. We compete based on a number of factors, including price, product availability, quality, breadth of product offerings, customer service and distribution capabilities. When a coated paper manufacturer announces a price increase, it generally takes effect over time. Whether a price increase is successful depends on supply, demand and other competitive factors in the marketplace.

Our primary competitors for coated paper are AbitibiBowater Inc., Sappi Limited, UPM-Kymmene Corporation and Verso Paper, Inc. Our primary competitors for supercalendered paper are AbitibiBowater Inc., Catalyst Paper Corporation and Irving Paper Ltd. Our primary competitors for newsprint are AbitibiBowater Inc. and Catalyst Paper Corporation.

The competition in the specialty paper category is diverse and highly fragmented, varying by product end use. Our primary competitors for specialty paper products are Appleton Coated LLC, Boise Cascade LLC, Dunn Paper Inc., Fraser Papers Inc., International Paper Company, UPM-Kymmene Corporation and Wausau Paper Corp.

Some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. We also believe that our competitors in China, Indonesia and South Korea have been selling their products in our markets at less than fair value and have been subsidized by their governments.

Information Technology Systems

We use integrated information technology systems that help us manage our product pricing, customer order processing, customer billing, raw material purchasing, inventory management, production controls and shipping management, as well as our human resources management and financial management. Our information technology systems utilize principally third-party software. As part of the reorganization plan associated with the Acquisition, we are migrating the acquired mills to our existing ERP system and integrating NPCP’s order management, purchasing, inventory and finance information systems with our existing systems and expect to complete this action during the third quarter of 2009.

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

Employees

As of December 31, 2008, we had approximately 7,800 employees. Approximately 70% of our employees were represented by labor unions, principally by the United Steelworkers, the International Brotherhood of Electrical Workers, the Communications, Energy and Paperworkers Union of Canada (CEP), the International Association of Machinists and Aerospace Workers and the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada.

We have 16 collective bargaining agreements expiring at various times through November 30, 2010. Approximately 925 employees at the Escanaba, Michigan mill are covered under three contracts that expired in June and July of 2008 and are currently under renegotiation. In addition, two contracts covering an aggregate of approximately 750 employees at the Luke, Maryland mill expired December 1, 2008 and January 15, 2009 and are currently under renegotiation. During 2009, one contract for the office workers in central Wisconsin covering approximately 50 employees will expire on April 30, 2009 and three contracts covering an aggregate of approximately 550 employees at our Port Hawkesbury, Nova Scotia, mill will expire on May 31, 2009.

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

We handle and dispose of wastes arising from our mill operations, including by the operation of a number of landfills. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of these mills, landfills, or at another location where we have disposed of, or arranged for the disposal of, waste. While we believe, based upon current information, that we are in substantial compliance with applicable environmental laws and regulations, we could be subject to potentially significant fines or penalties for failing to comply with environmental laws and regulations. MeadWestvaco and SEO have separately agreed to indemnify us for certain environmental liabilities related to the properties acquired from them, subject to certain limitations. We agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations.

Compliance with environmental laws and regulations is a significant factor in our business. We incurred capital expenditures of $1 million in 2008 in order to maintain compliance with applicable environmental laws and regulations and to meet new regulatory requirements. We do not expect to incur any environmental capital expenditures in 2009. Environmental compliance may require significant capital or operating expenditures over time as environmental laws or regulations, or interpretation thereof, change or the nature of our operations require us to make significant additional expenditures.

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

We have substantial indebtedness. As of December 31, 2008, we had $3,152 million of total indebtedness (excluding $87 million in outstanding letters of credit). Total indebtedness for NewPage was $2,962 million at December 31, 2008. As of December 31, 2008, our revolving senior secured credit facility also permitted additional borrowings of up to a maximum of $500 million. In addition, subject to restrictions in our debt instruments, we may incur additional indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could intensify.

Our substantial indebtedness could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations with respect to our outstanding indebtedness

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired

•	we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, which reduces the funds available to us for other purposes

•	we are more vulnerable to economic downturns and adverse industry conditions

•

our ability to capitalize on business opportunities and to react to competitive pressures and changes in our industry as compared to our competitors may be compromised due to our high level of indebtedness

•	our ability to refinance our indebtedness may be limited

In addition, we cannot assure you that we will be able to refinance any of our debt or that we will be able to refinance on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets

•	sales of equity

•	negotiations with our lenders to restructure the applicable debt

•	cash equity contributions from our controlling equity owner or others

Our debt instruments may restrict, or market or business conditions may limit, our ability to use some of our options.

A substantial portion of our debt bears interest at variable rates. If market interest rates increase, it could materially increase our cash interest payments.

As of December 31, 2008, $1,999 million of our debt consisted of borrowings that bear interest at variable rates, representing 63% of our total indebtedness. Variable-rate indebtedness at NewPage was $1,809 million at December 31, 2008, representing 61% of its total indebtedness. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and compliance with our debt covenants. As of December 31, 2008, weighted average interest rates were 5.3% on borrowings under the NewPage senior secured term loan due 2014, 9.4% on the NewPage floating rate senior secured notes due 2012 and 10.3% on the NewPage Holding floating rate senior unsecured PIK Notes due 2013 (the “NewPage Holding PIK Notes”). Each one-eighth percentage-point change in LIBOR would result in a $2.0 million change in annual interest expense on the NewPage senior secured term loan, a $0.3 million change in annual interest expense on the NewPage floating rate notes, a $0.2 million change in annual interest expense on the NewPage Holding PIK Notes, and, assuming the entire revolving credit facility were drawn, a $0.6 million change in interest expense on the revolving credit facility, in each case, without taking into account any interest rate derivative agreements. While we may enter into agreements limiting our exposure to higher market interest rates, these agreements may not offer complete protection from this risk.

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

During 2008, we expended approximately $267 million to service our indebtedness as compared to approximately $202 million during 2007 (without giving effect to the repayment of $450 million under our pre-Acquisition credit facility at the closing of the Acquisition). We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facilities, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to refinance on commercially reasonable terms. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms it could have a material adverse effect on our financial condition, the value of the outstanding debt and our ability to make any required cash payments under our indebtedness.

Our senior secured credit facilities are secured by substantially all of our assets and our notes rank junior in right of payment to indebtedness under our senior secured credit facilities to the extent of the collateral securing the senior secured credit facilities.

NewPage Holding and most of the subsidiaries of NewPage are guarantors of NewPage’s senior secured credit facilities. The guarantees are secured by collateral comprising substantially all of our assets. Holders of secured debt have claims that are prior to those of other debt holders up to the value of the assets. On December 31, 2008, there was $1,584 million of senior secured indebtedness outstanding under the senior secured credit facilities (excluding $87 million in outstanding letters of credit). The senior secured credit facilities permit additional borrowings of up to a maximum of $500 million under the revolving portion of the facility. If our secured creditors, including lenders under our senior secured credit facilities, exercise their rights with respect to their collateral, the secured creditors would be entitled to be repaid in full from the proceeds of those assets before those proceeds would be available for distribution to other creditors. If our assets are distributed or paid in a foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured debt will have prior claim to our assets that constitute their collateral. If any of the foregoing events occur, we cannot assure you that there will be sufficient assets to pay amounts due on more junior borrowings.

All operations are conducted through NewPage and its subsidiaries, none of which have guaranteed the NewPage Holding PIK Notes.

All of our operations are conducted through NewPage and its subsidiaries. The NewPage Holding PIK Notes are not guaranteed by NewPage or any of its subsidiaries, and are effectively subordinated to all of our subsidiaries’ current and future indebtedness, including our borrowings under NewPage’s senior secured credit facilities and its other indebtedness. As a result, in the event of the bankruptcy, liquidation or dissolution of NewPage or any subsidiary, the assets of the applicable subsidiary would be available to pay obligations under the NewPage Holding PIK Notes only after all payments had been made on the indebtedness of the applicable subsidiary. Sufficient assets may not remain after all of these payments have been made to make any payments on the NewPage Holding PIK Notes and our other obligations. On December 31, 2008, the $190 million of NewPage Holding PIK Notes were effectively subordinated to $2,962 million of indebtedness of NewPage and its subsidiaries (excluding $87 million in outstanding letters of credit), and up to a maximum of $500 million of additional availability under NewPage’s revolving senior secured credit facility. NewPage and its subsidiaries are permitted to incur substantial additional indebtedness in the future under the terms of the indentures governing our existing indebtedness.

Our debt instruments impose significant operating and financial restrictions on us.

The indentures and other agreements governing our notes and our debt instruments impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional indebtedness or guarantee obligations

•	repay indebtedness prior to stated maturities

•	pay dividends or make certain other restricted payments

•	make investments or acquisitions

•	create liens or other encumbrances

•	transfer or sell certain assets or merge or consolidate with another entity

•	engage in transactions with affiliates

•	engage in certain business activities

In addition to the covenants listed above, our senior secured credit facilities require us to meet specified financial ratios and tests and restrict our ability to make capital expenditures. The required financial covenant levels become more restrictive over the term of the senior secured credit facilities. By December 31, 2009, the leverage ratio declines to 5.00 with further decreases over the following three years to 3.75, the senior leverage ratio declines to 2.50 with further decreases over the following three years to 1.25, the interest coverage ratio increases to 2.00 with a further increase to 2.50 the following year and the fixed charge coverage ratio increases to 1.10. Certain items included in results of operations are excluded under the definition of “consolidated adjusted EBITDA” used to calculate compliance with the financial covenants in our senior secured credit facilities. These include items such as equity award expense, the effect of LIFO inventory accounting, non-cash pension expense, cost of restructuring activities and costs related to the integration of the two businesses, among other items. Any of these restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

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

A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements, including our inability to comply with the required financial covenants in our senior secured credit facilities, could result in an event of default under those agreements. Our default could allow the lenders under our financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt as well as any other debt to which a cross acceleration or cross default provision applies, and to declare all borrowings outstanding under our financing arrangements to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds. If the lenders require immediate repayments, we will not be able to repay them, or the other holders of our debt, in full.

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

Demand for coated paper has declined due to recent macroeconomic events. Further declines in demand could have a material adverse effect on our business, financial condition and results of operations.

Deteriorating general economic conditions have had an adverse effect on the demand for our products since the second half of 2008. North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. Since the second half of 2008, advertising and print media usage has declined. Coated paper prices increased during the first three quarters of 2008. However, sales prices began to decline during the fourth quarter of 2008 as a result of lower demand in the current economic environment. Given the slowdown in the global economic outlook and the decline in demand for coated paper exceeding the decline in supply, we expect this trend could continue through 2009. Further declines in the general economic environment could have a material adverse effect on our business, financial condition and results of operations.

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

Our earnings are sensitive to changes in the prices of our paper products. Fluctuations in paper prices, and coated paper prices in particular, historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•

Market prices for paper products are a function of supply and demand, factors over which we have limited influence. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3 coated paper, 60 lb. weight, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton. Market prices of grade No. 4 coated paper, 50 lb. weight, which is an industry benchmark for coated groundwood paper pricing, and grade SC-A, 35 lb. weight, which is an industry benchmark for supercalendered paper pricing, have generally followed similar trends. Because market conditions determine the price for our paper products, the price for our products could fall below our production costs.

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

Most of the raw material, labor and other cost of sales at our Port Hawkesbury, Nova Scotia, mill are denominated in Canadian dollars. North American sales prices for the products produced at Port Hawkesbury are determined primarily by the U.S. dollar price per ton charged by U.S. producers. In 2008, a stronger U.S. dollar helped profitability at our Port Hawkesbury mill compared to 2007. If the U.S. dollar were to weaken significantly against the Canadian dollar, it would impair the ability of the Port Hawkesbury mill to profitably compete.

The markets in which we operate are highly competitive and imports could materially adversely affect our business, financial condition and results of operations.

Our business is highly competitive. Competition is based largely on price. We compete with numerous North American paper manufacturers. We also face competition from foreign producers, some of which we believe are lower cost producers than we are. Foreign overcapacity could result in an increase in the supply of paper products available in the North American market. Asian producers, in particular, have significantly increased imports to the U.S. in recent years, and we believe that producers in China, Indonesia and South Korea have been selling in our markets at less than fair value and have been subsidized by their governments.

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

In addition, the following factors will affect our ability to compete:

•	product availability

•	the quality of our products

•	our breadth of product offerings

•	our ability to maintain plant efficiencies and high operating rates and thus lower our average manufacturing costs per ton

•	our ability to provide customer service that meets customer requirements and our ability to distribute our products on time

•	costs to comply with environmental laws and regulations

•	our ability to produce products that meet customer requirements for the use of sustainable forestry principles, recycled content and environmentally friendly energy sources

•	the availability or cost of chemicals, wood, energy and other raw materials and labor

Furthermore, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.

If we are unable to obtain raw materials, including petroleum-based chemicals, at favorable prices, or at all, it could adversely affect our business, financial condition and results of operations.

We have no significant timber holdings and purchase wood, chemicals and other raw materials from third parties. We may experience shortages of raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for many chemicals, especially petroleum-based chemicals, have increased over the last few years, including substantial increases during 2008. Chemical prices have historically been and are expected to continue to be volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage, ration the amount of chemicals available to us or we may not be able to obtain the chemicals we need at favorable prices, if at all. Chemical suppliers also may be adversely affected by, among other things, hurricanes and other natural disasters. Certain specialty chemicals that we purchase are available only from a small number of suppliers. We may experience additional cost pressures if merger and acquisition activity occurs among our major chemical suppliers. If any of our major chemical suppliers were to cease operations or cease doing business with us, we may be unable to obtain these chemicals at favorable prices, if at all.

In addition, wood prices are dictated largely by demand. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups, litigation concerning the use of timberlands, the protection of threatened or endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires and campaigns or other measures by environmental activists could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice and wind storms, drought, floods and other natural and man-made causes, thereby reducing supply and increasing prices. We buy wood chips from lumber producers as a by product of their lumber production. Declines in their business conditions could affect the availability and price of wood chips.

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

We seek to run our paper machines and pulp mills on a nearly continuous basis for maximum efficiency. Any unplanned plant downtime at any of our paper mills results in unabsorbed fixed costs that negatively affect our results of operations. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, many of the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, tornadoes, forest fires and flooding. These natural disasters could disrupt the operation of our mills, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products or periods of rising costs, we may need to schedule market-related downtime, which could have a material adverse effect on our financial condition and results of operations. We took 91,000 tons of market-related downtime of coated paper during 2008 and have announced that we intend to take an additional 150,000 tons of market-related downtime of coated paper in the first quarter of 2009.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws and regulations, as well as to enhance the efficiency of our operations. We expect to spend approximately $75 million in 2009 on capital expenditures, including approximately $13 million for maintenance capital expenditures, approximately $55 million for improvements in machinery and equipment efficiency or cost-effectiveness and approximately $7 million primarily for costs of integrating the two businesses, including investments in information systems. We anticipate that cash generated from operations will be sufficient to fund our operating needs and capital expenditures for the foreseeable future. However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all. If we cannot maintain or upgrade our facilities and equipment as we require or to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

Rising energy or chemical prices or supply shortages could adversely affect our business, financial condition and results of operations.

Although a significant portion of our energy requirements is satisfied by steam produced as a byproduct of our manufacturing process, we purchase natural gas, coal and electricity to run our mills. Energy costs continued to increase during much of 2008 and are expected to remain volatile for the foreseeable future. In addition, energy suppliers and chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages, ration the amount of energy or chemicals available to us and we may not be able to obtain the energy or chemicals we need to operate our business at acceptable prices or at all. Any significant energy or chemical shortage or significant increase in our energy or chemical costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition and results of operations. We estimate that for each $1 increase in the cost of a barrel of crude oil, our direct energy costs, other than electricity, and indirect costs, such as costs for transportation and petroleum-derived chemicals, increase approximately $6 million annually. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Factors That Affect Our Operating Results—Cost of Sales.” Furthermore, we are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility. Additionally, we have experienced some fuel surcharges (primarily diesel fuel) by suppliers, distributors and freight carriers. If fuel surcharges increase significantly, and we are not able to pass these costs through to our customers, they could have a material adverse effect on our business, financial condition and results of operations.

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

Our largest customer, xpedx, a division of International Paper Company, accounted for 21% of 2008 net sales. Our ten largest customers (including xpedx) accounted for approximately 50% of 2008 net sales. The loss of, or significant reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

Furthermore, we extend trade credit to certain of our customers to facilitate the purchase of our products and rely on their creditworthiness and ability to obtain credit from lenders. Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

We may not realize the anticipated benefits of the Acquisition.

We completed the Acquisition on December 21, 2007. Although we expect to realize strategic, operational and financial benefits as a result of the Acquisition, we cannot predict whether and to what extent these benefits will be achieved. Successful integration of NewPage and NPCP will depend on management’s ability to manage the combined operations effectively and to benefit from cost savings and operating efficiencies. There are significant challenges to integrating the NPCP operations into our business, including:

•	potential disruptions of our business caused by the integration activities

•	the diversion of management’s and other’s attention

•	maintaining effective internal control procedures for the combined company

•	integrating management information, inventory, accounting and sales systems of NewPage and NPCP

•	sufficient customer demand necessary to support volume levels needed to achieve anticipated economies of scale

In addition, the Acquisition created a significantly larger combined company, which may increase the challenge of integrating the NPCP operations into our business.

We expect to generate annualized synergies as a result of the Acquisition of approximately $265 million. As of December 31, 2008, we remain on track to meet our long-term target in annualized synergies from the Acquisition. However, full realization of the synergies from anticipated economies of scale may be delayed somewhat by the slowdown in demand and volume. We cannot assure you that these synergies will be achieved on the timetable contemplated and in the amounts expected, or at all. Achieving the expected synergies, as well as the costs of achieving them, is subject to a number of uncertainties, including customer demand necessary to support volume levels needed to achieve anticipated economies of scale and our ability to make necessary investments in information systems in a timely and cost efficient manner. If we encounter difficulties in achieving the expected synergies, incur significantly greater costs related to these synergies than we anticipate or activities related to these synergies have unintended consequences, our business, financial condition and results of operations could be adversely affected.

Litigation could be costly and harmful to our business.

We are involved in various claims and lawsuits from time to time. For example, in 1998 and 1999, the Environmental Protection Agency, or EPA, issued Notices of Violation, or NOV, to eight paper industry facilities, including our Luke, Maryland mill, alleging violation of certain Prevention of Significant Deterioration, or PSD, regulations under the Clean Air Act. In 2000, an enforcement action was brought in Federal District Court in Maryland against the predecessor of MeadWestvaco, asserting that the predecessor did not obtain PSD permits or install required pollution controls in connection with capital projects carried out in the 1980s at the Luke mill. The complaint sought penalties of $27,500 per day for each claimed violation together with the installation of additional air pollution control equipment. MeadWestvaco has agreed to indemnify us for certain liability under these claims to the extent reserves were not previously established or the liability exceeds amounts budgeted by MeadWestvaco in connection with these matters. However, if we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the penalties and the installation of additional pollution control equipment.

In March 2000, the EPA issued a NOV and a Finding of Violation, or FOV, to our Wisconsin Rapids pulp mill alleging violation of the PSD regulations and the New Source Performance Standard, or NSPS, requirements under the Clean Air Act arising from projects implemented at the mill between 1983 and 1991. The EPA is seeking the installation of additional air pollution control equipment and an $8 million penalty. The matter has been referred to the Department of Justice. In July 2002, the EPA issued a NOV and a FOV to our Niagara mill alleging PSD and NSPS violations relating to projects implemented at the mill from 1995 to 1997. SEO has agreed to indemnify us for 75% of certain expenses relating to these matters, including losses arising from the design and installation of air pollution control equipment and for 75% of air compliance penalties, provided the expenses and penalties are incurred within a five-year period following closing of the Acquisition and that SEO’s obligations with respect to the boiler Maximum Achievable Control Technology rule is limited to 50% of the initial $35 million of certain compliance costs. If we incur liability for these actions and we are unable to obtain indemnification from SEO, we may incur substantial costs in connection with penalties and the installation of additional pollution control equipment.

In April 2008, NewPage Wisconsin System Inc. (formerly Stora Enso North America Corp. and the successor by merger to Consolidated Papers, Inc.), along with several other defendants, was served with a summons and complaint seeking to allocate among the defendants the cleanup costs and natural resource damages associated with the remediation of PCB contamination in the Lower Fox River and to require the defendants and the other responsible parties to pay for the upcoming remedial work and natural resource damages. The complaint does not specify our alleged allocable share of these costs and damages. We do not believe that we are responsible for any PCB contamination in the Lower Fox River. We have submitted the claim to SEO, which is required to defend and indemnify us for 75% of any environmental liability associated with the Lower Fox River, provided the liabilities are incurred within the five-year period following closing of the Acquisition. We cannot assure you that we will not be held responsible for PCB contamination in the Lower Fox River or that SEO will satisfy any indemnification obligation to us.

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

A significant portion of paper is used in periodicals, catalogs, fliers and other promotional materials. Many of these materials are distributed through the mail. Future increases in the cost of postage could reduce the frequency of mailings, reduce the number of pages in advertising materials or cause advertisers to use alternate methods to distribute their advertising materials. Any of the foregoing could decrease the demand for our products, which could materially adversely affect our business, financial condition and results of operations.

Developments in alternative media could adversely affect the demand for our products.

Trends in advertising, electronic data transmission and storage and the internet could have adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, particularly the internet, instead of paper made by us. As the use of these alternatives grows, demand for our paper products could decline. In addition, electronic formats for textbooks could cause demand to decline for paper textbooks.

The failure of our information technology and other business support systems could have a material adverse effect on our business, financial condition and results of operations.

Our ability to effectively monitor and control our operations depends to a large extent on the proper functioning of our information technology and other business support systems. We are a party to a service agreement that provides all of the information technology services through December 31, 2017 and human resources services through January 31, 2013 necessary to support our operations. If the service agreement is terminated, we will need to either perform these functions internally or obtain these services from third parties. We may not be able to do so on a cost-effective basis. If our information technology and other business support systems were to fail or the service provider were to fail to perform under the service agreement, it could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2008, we had approximately 7,800 employees. Approximately 70% of our employees were represented by labor unions. We have 16 collective bargaining agreements expiring at various times through November 30, 2010. Approximately 925 employees at the Escanaba, Michigan mill are covered under three contracts that expired in June and July of 2008 and are currently under renegotiation. In addition, two contracts covering an aggregate of approximately 750 employees at the Luke, Maryland mill expired December 1, 2008 and January 15, 2009 and are currently under renegotiation. During 2009, one contract for the office workers in central Wisconsin covering approximately 50 employees will expire on April 30, 2009 and three contracts covering an aggregate of approximately 550 employees at our Port Hawkesbury, Nova Scotia, mill will expire on May 31, 2009. Our Port Hawkesbury, Nova Scotia mill was closed from December 2005 until October 2006, before our ownership of the mill, due to a labor dispute.

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

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. If any of our third-party transportation providers fail to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any of our transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. Additionally, we have experienced some fuel surcharges (primarily diesel fuel) by suppliers, distributors and freight carriers. If fuel surcharges increase significantly, and we are not able to pass these costs through to our customers, they could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various regulations that could impose substantial costs upon us and may adversely affect our operating performance.

Our operations are subject to a wide range of federal, state, provincial and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in our business and we may be subject to increased scrutiny and enforcement actions by regulators as a result of changes in federal or state administrations. We have made, and will continue to make, significant expenditures to comply with these requirements. Significant expenditures also could be required for compliance with any future laws or regulations relating to greenhouse gas or other emissions. In addition, we handle and dispose of wastes arising from our mill operations and operate a number of landfills to handle that waste. While we believe, based upon current information, that we are currently in substantial compliance with all applicable environmental laws and regulations, we could be subject to potentially significant fines, penalties or criminal sanctions for failure to comply, including with respect to the matters discussed in “Litigation could be costly and harmful to our business.” Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our paper mills or other locations where we have disposed of, or arranged for the disposal of, wastes. MeadWestvaco and SEO have separately agreed to indemnify us, subject to certain limitations, for certain environmental liabilities. There can be no assurance that MeadWestvaco or SEO will perform under any of their respective environmental indemnity obligations or that the indemnity will adequately cover us in the event of any environmental liabilities, which could have a material adverse effect on our financial condition and results of operations. Furthermore, we agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations. We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations, including due to human exposure to hazardous substances. Increasingly stringent environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

Some of our operations are subject to Canadian government regulation and we are subject to foreign currency risk.

Our business includes a mill in Port Hawkesbury, Nova Scotia and management of woodlands in Canada. Our operations in Canada are subject to Canadian laws and regulations, as well as foreign currency risk. The value of the Canadian dollar versus the U.S. dollar has fluctuated dramatically over the last two years. A significantly weaker U.S. dollar makes imports to the United States of paper products made in our Port Hawkesbury, Nova Scotia mill unprofitable. We cannot assure you we will be able to manage our Canadian operations profitably.

We have a history of net losses and we may not generate net income in the future.

We incurred a net loss in each of the five years ended December 31, 2008. As of December 31, 2008, our accumulated deficit was $283 million and NewPage’s accumulated deficit was $214 million. In addition, SENA incurred a net loss in each of the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007. Our ability to pay future dividends, if any, will be limited by the amount of net income that we generate. Furthermore, if we are unable to generate net income in satisfactory amounts or at all, this may adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our Corporate headquarters is located in Miamisburg, Ohio. We own the mills where we produce our paper products and own the converting facilities where we convert rolls of paper to sheets. We believe that we have sufficient capacity at our manufacturing facilities to meet our production needs for the foreseeable future. In addition, we lease space or have third-party arrangements to utilize space in approximately 50 distribution facilities. All of our owned facilities (except those owned by CWPCo) are pledged as collateral under our various debt agreements. The following table lists the purpose of each of our significant facilities, as well as whether the facility is owned or leased:

Location	Purpose	Owned or Leased/Expiration
Miamisburg, Ohio	Corporate Headquarters	Leased/2017
Biron, Wisconsin	Paper Mill	Owned
Duluth, Minnesota	Paper Mill	Owned
Escanaba, Michigan	Paper Mill	Owned
Luke, Maryland	Paper Mill	Owned
Luke, Maryland	Warehouse & Converting	Owned
Port Hawkesbury, Nova Scotia	Paper Mill	Owned
Rumford, Maine	Paper Mill	Owned
Stevens Point, Wisconsin	Paper Mill	Owned
Whiting, Wisconsin	Paper Mill	Owned
Wickliffe, Kentucky	Paper Mill	Owned
Wisconsin Rapids, Wisconsin	Paper Mill, Warehouse & Converting	Owned

ITEM 3.	LEGAL PROCEEDINGS

In 1998 and 1999, the EPA issued Notices of Violation, or NOVs, to eight paper industry facilities, including our Luke, Maryland mill, alleging, among other things, violation of certain Prevention of Significant Deterioration, or PSD, regulations under the Clean Air Act. In 2000, an enforcement action was brought in Federal District Court in Maryland against the predecessor of MeadWestvaco, asserting that the predecessor did not obtain PSD permits or install required pollution controls in connection with capital projects carried out in the 1980s at the Luke mill. The complaint sought penalties of up to $27,500 per day for each claimed violation together with the installation of additional air pollution control equipment. During 2001, the court granted MeadWestvaco’s motion for partial dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. In October 2005, the parties made their closing arguments on Phase I of this case, and each has filed for summary judgment in its favor. The court has not ruled on these motions. MeadWestvaco has agreed to indemnify us for certain liabilities under these claims. MeadWestvaco will not indemnify us for litigation losses arising from the design, installation or construction of a scrubber-compliant baghouse, to the extent these costs constitute capital spending under the agreement pursuant to which we acquired the printing and papers business from MeadWestvaco. In addition, MeadWestvaco will not indemnify us for litigation losses resulting from any increased operation costs at our Luke mill unless those costs exceed $2 million annually within five years after resolution of the claims. If we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the penalties and the installation of additional pollution control equipment.

In March 2000, the EPA issued a NOV and a Finding of Violation, or FOV, to our Wisconsin Rapids pulp mill alleging violation of the PSD regulations and the New Source Performance Standard, or NSPS, requirements under the Clean Air Act arising from projects implemented at the mill between 1983 and 1991. The EPA is seeking the installation of additional air pollution control equipment and an $8 million penalty. The matter has been referred to the Department of Justice. In July 2002, the EPA issued a NOV and a FOV to our Niagara mill alleging PSD and NSPS violations relating to projects implemented at the mill from 1995 to 1997. SEO has agreed to indemnify us for 75% of certain expenses relating to these matters, including losses arising from the design and installation of air pollution control equipment and for 75% of air compliance penalties, provided the expenses and penalties are incurred within a five-year period following closing of the Acquisition and that SEO’s obligations with respect to the boiler Maximum Achievable Control Technology rule is limited to 50% of the initial $35 million of certain compliance costs. If we incur liability for these actions and we are unable to obtain indemnification from SEO, we may incur substantial costs in connection with penalties and the installation of additional pollution control equipment.

In April 2008, NewPage Wisconsin System Inc. (formerly Stora Enso North America Corp. and the successor by merger to Consolidated Papers, Inc.), along with several other defendants, was named as a defendant in Appleton Papers, Inc., et al. v. George A. Whiting Paper Co., et al (08-CV-00016-WCG) in the United States District Court for the Eastern District of Wisconsin, Green Bay Division. The plaintiffs are seeking to allocate among the defendants the cleanup costs and natural resource damages associated with the remediation of PCB contamination in the Lower Fox River and to require the defendants and the other responsible parties to pay for the upcoming remedial work and natural resource damages. The complaint does not specify our alleged allocable share of these costs and damages. We do not believe that we are responsible for any PCB contamination in the Lower Fox River. We have submitted the claim to SEO, which is required to defend and indemnify us for 75% of any environmental liability associated with the Lower Fox River, provided the liabilities are incurred within the five-year period following the closing of the Acquisition.

A number of plaintiffs have filed purported class actions on behalf of direct and indirect purchasers of publication paper in various U.S. federal and state courts. These class actions allege that certain manufacturers of publication paper, including SENA, participated in a price-fixing conspiracy from 1993 to the case filing date. The cases filed in federal court assert a violation of the federal antitrust laws, while the cases filed in the state court allege violations of state antitrust and consumer protection statutes. These lawsuits seek treble damages, injunctive relief and other costs associated with the litigation but do not specify a dollar amount. The federal cases were consolidated for pre-trial purposes in December 2004 and all of the state court cases except one were removed to federal court and consolidated as In Re Publication Paper Antitrust Litigation Case No. 3-04-MD-1631 (SRU) in the U.S. Federal Court for the District of Connecticut. Pre-trial proceedings have begun in the consolidated federal case. The lone state court case, The Harman Press, et al. v. International Paper Co., et al., Case No. CGC-04-432167, filed in June 2004, which is pending in the Superior Court of California, County of San Francisco, has been stayed pending the outcome of the consolidated federal cases, although discovery in the state case is being coordinated with discovery in the federal cases. The plaintiffs are seeking treble damages under the California antitrust statute, restitution, interest and attorney’s fees. The complaint does not specify a dollar amount of damages. SEO has agreed to defend and indemnify us for all liabilities under these claims.

We are involved in various other litigation and administrative proceedings that arise in the ordinary course of business. Although the ultimate outcome of these matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 20, 2009, NewPage Group was the sole holder of record of the shares of NewPage Holding’s common stock and NewPage Holding was the sole holder of record of the shares of NewPage’s common stock. There is no established public trading market for the common stock of NewPage Holding or NewPage. We have never paid or declared a cash dividend on the common stock of NewPage Holding or NewPage. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth summary financial data of NewPage Holding and its predecessor for each of the five fiscal years in the period ended December 31, 2008.

	Successor				Predecessor
(in millions)	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007 (a)	Year Ended Dec. 31, 2006	Eight Months Ended Dec. 31, 2005 (b)	Four Months Ended Apr. 30, 2005	Year Ended Dec. 31, 2004
Net sales	$4,356	$2,168	$2,038	$1,281	$582	$1,779
Income (loss) from continuing operations	(142)	(22)	(36)	(72)	(3)	(281)
Net income (loss)	(142)	(22)	(52)	(67)	(8)	(301)

Working capital	$391	$477	$276	$369		$274
Total assets	4,246	4,885	1,985	2,304		2,647
Long-term debt	3,082	3,070	1,429	1,677		145
Other long-term obligations	616	351	42	46		9

(a)	NewPage acquired SENA as of December 21, 2007. The statement of operations data includes the results of this acquisition from the date of acquisition.
(b)	NewPage acquired the printing and writing papers business of MeadWestvaco Corporation effective as of April 30, 2005. The statement of operations data includes the results of this acquisition from the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our historical financial statements, including the related notes appearing elsewhere in this Form 10-K. Statements in the discussion and analysis regarding our expectations regarding the performance of our business and any forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Trends in our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During 2008, North American coated paper demand declined significantly compared to 2007, as a result of decreased advertising spending and magazine and catalog circulation resulting from macroeconomic factors. This trend is expected to continue through 2009. In response to this reduction in coated paper demand, we accelerated the closure of two paper machines in Niagara, Wisconsin in July 2008 and closed the Kimberly, Wisconsin, mill and its two remaining paper machines in September 2008. During 2008, we permanently closed an aggregate of approximately 1.1 million tons of coated paper capacity. We also took 91,000 tons of market-related downtime of coated paper during 2008 and have announced that we intend to take an additional 150,000 tons of market-related downtime of coated paper in the first quarter of 2009. We will consider the need for additional market-related downtime from time to time based on market conditions.

North American coated paper supply declined more than demand in 2007 and early 2008. However, as a result of the significant economic decline during the second half of 2008, especially during the fourth quarter, the reduction in demand exceeded the reduction in supply resulting in excess North American coated paper supply. The North American coated paper supply has been affected by North American capacity closures, including our capacity closures, a reduction in imports into North America and market-related downtime in an attempt to align supply with the lower demand. We believe imports have been lower because of non-North American capacity closures, unfavorable exchange rates and high transportation costs for foreign producers. However, we believe imports could begin to increase as a result of the strengthening U.S. dollar, lower oil costs and foreign overcapacity. Asian producers, in particular, have significantly increased imports to the U.S. in recent years, and we believe that producers in China, Indonesia and South Korea have been selling in our markets at less than fair value and have been subsidized by their governments.

During 2008, we experienced significant increases in our input costs due to substantially higher prices for wood, chemicals, natural gas, coal and electricity. In particular, costs of certain petroleum-based chemicals and transportation costs increased substantially during most of 2008. In the first quarter of 2009, we are starting to see the effects of lower crude oil prices in our transportation, chemical and other raw material costs compared to the second half of 2008. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future, although at lower levels compared to the peak levels in 2008.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. We therefore have limited ability to increase prices in response to increases in our costs if demand relative to supply does not remain strong. As a result of the supply, demand and cost factors described above, coated paper prices increased during the first three quarters of 2008. However, sales prices began to decline during the fourth quarter of 2008 as a result of lower demand in the current economic environment. Given the slowdown in the global economic outlook and the decline in demand for coated paper exceeding the decline in supply, we expect this trend could continue through 2009.

The SENA Acquisition and Related Transactions

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of SENA from Stora Enso Oyj (“SEO”) (the “Acquisition”). We acquired SENA in order to create a single business platform and to enable us to remain competitive in the marketplace, serve our customers more efficiently and achieve synergies from the Acquisition. The Acquisition more than doubled our production capacity and broadened our product line.

In connection with the closing of the Acquisition:

•	NewPage acquired all of the issued and outstanding common stock of SENA and, in exchange, SEO received:

•	$1,522 million in cash

•	shares of common stock representing 19.9% (as of the closing of the Acquisition) of the outstanding common stock of NewPage Holding’s direct parent, NewPage Group Inc. (“NewPage Group”)

•	senior unsecured notes issued by NewPage Group in the aggregate principal amount of $200 million due 2015 (the “NewPage Group PIK Notes”)

•	NewPage entered into senior secured credit facilities, consisting of a $1,600 million senior secured term loan facility and a $500 million senior secured revolving credit facility

•	NewPage repaid $450 million of term debt outstanding under its prior credit facility

•	NewPage issued $456 million of 10% senior secured notes due 2012

Prior to the closing of the Acquisition, we engaged in an equity reorganization:

•

Escanaba Timber LLC (“Escanaba Timber”), which was previously the immediate parent entity of NewPage Holding, contributed all outstanding shares of common stock of NewPage Holding to NewPage Group in exchange for shares of common stock of NewPage Group

•	Escanaba Timber distributed to Maple Timber Acquisition LLC (“Maple Timber”), Escanaba Timber’s immediate parent entity, all outstanding shares of NewPage Group common stock

•	Maple Timber distributed all of its NewPage Group common stock to the members of Maple Timber

As a result of this equity reorganization, NewPage Group became the direct parent entity of NewPage Holding (and consequently the indirect parent of NewPage) and Cerberus and its affiliates and the other equity owners of Maple Timber were the sole stockholders of NewPage Group prior to the closing of the Acquisition.

Anticipated Synergies of the Acquisition and Integration of the Business

We expect to generate annualized synergies as a result of the Acquisition of approximately $265 million. These synergies are expected to result from optimizing paper production, reducing input costs and reducing selling, general and administrative expenses. As of December 31, 2008, we remain on track to meet our long-term target in annualized synergies from the Acquisition. However, full realization of the synergies from anticipated economies of scale may be delayed somewhat by the slowdown in demand and volume.

These expected synergies are described below.

Approximately $145 million from optimizing production.

•	Reallocate production of paper grades across our combined machine base, resulting in operation of machines in narrower ranges around their peak production

•	Increase production from our largest, most efficient machines allowing us to shut down or idle less efficient, higher cash cost machines

•

Use our excess market pulp production internally to reduce the amount of pulp purchased from third parties, in order to reduce both input costs and cost of sales, the latter due to the reduction in freight costs associated with current NewPage pulp sales

Approximately $80 million from reducing input costs.

•	Lower prices of key raw materials through volume purchases

•	Overall cost reductions from improved logistics

•	Reallocate production among our combined mills so we can produce more product in greater proximity to customers, which in turn will lower freight costs

•	Implement best practices across our combined mill system and focus on increasing our overall profitability, rather than independently at each individual mill

Approximately $40 million from reducing selling, general and administrative expenses.

•

Eliminate duplicative sales, marketing, research and customer service personnel and centralization of corporate administration, management, finance and human resource functions, to reduce headcount and associated support costs

•	Lower benefit costs by freezing defined benefit pension plans and reducing retiree medical benefits for salaried employees

During 2008, we announced actions taken to integrate NewPage operations and the former SENA facilities and services. These actions were intended to create a single business platform, enable us to remain competitive in the marketplace, serve our customers more efficiently, balance supply and customer demand and achieve the projected synergies of the Acquisition.

The restructuring actions taken are as follows:

•	Permanently close the No. 11 paper machine in Rumford, Maine, in February 2008; approximately 60 employees were affected by the shutdown

•	Permanently close the pulp mill and both paper machines in Niagara, Wisconsin, in June 2008; approximately 320 employees were affected by the shutdown

•

Permanently close the No. 95 paper machine in Kimberly, Wisconsin, in May 2008 and the mill and both remaining paper machines, Nos. 96 and 97, in September 2008; approximately 600 employees were affected by the shutdowns

•	Permanently close the Chillicothe, Ohio, converting facility in February 2009; approximately 160 employees were affected by the shutdown

•	Reduce personnel in other areas, including sales, finance and other support functions; approximately 200 employees will be affected by this action

During 2008, as a result of these actions, we incurred charges of $34 million, including $22 million in accelerated depreciation and $5 million in inventory write-offs recorded in cost of sales and $7 million of employee-related costs, of which $5 million is recorded in cost of sales and $2 million is recorded in selling, general and administrative expenses. In addition, during 2008 we recorded liabilities of $39 million in the purchase price allocation for employee-related costs of former SENA employees and $22 million for closure costs of acquired plants. Most of the affected employees had separated from the company by December 31, 2008 and the remainder will separate in 2009. We expect all remaining closure-related activities to be substantially completed in 2009.

For a description of certain risks relating to the achievement of the synergies described above, see “Risk Factors—We may not realize the anticipated benefits of the Acquisition.”

Shutdown of No. 7 Paper Machine at Luke, Maryland

During the fourth quarter of 2006, we announced a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at the Luke, Maryland, mill. As a result of this action, we incurred pretax charges, recorded in cost of sales, of $18 million, including $15 million for accelerated depreciation and inventory write-offs recorded in the fourth quarter of 2006 and $3 million for severance and early retirement benefits, of which $2 million was recorded in the fourth quarter of 2006 and $1 million was recorded in the first quarter of 2007. As of June 30, 2007, this action was complete.

Sale of Carbonless Paper Business and Hydroelectric Generating Facilities

Effective April 1, 2006, we completed the sale of our carbonless paper business to P. H. Glatfelter Company for a cash sales price of $84 million. Net sales of the carbonless paper business (included in discontinued operations) were $106 million for the year ended December 31, 2006. Included in the loss from discontinued operations for the year ended December 31, 2006, is $19 million of charges related to the sale of the business, including curtailment and settlement costs related to the employee benefit plans.

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. for a cash sales price of $144 million.

Selected Factors That Affect Our Operating Results

Net Sales

Our net sales are a function of the amount of paper that we sell and the price at which we sell it. Demand for printing paper is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macroeconomic factors, such as the strength of the United States economy and import levels, that are largely out of our control. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. Coated freesheet paper is typically purchased by customers on an as-needed basis, and generally is not bought under contracts that provide for fixed prices or minimum volume commitments. Coated groundwood and supercalendered paper are typically sold to customers under contracts that provide for fixed prices and minimum volume commitments. Historically, we sold excess pulp to third parties but, following the Acquisition, we now use substantially all of our excess pulp production internally to reduce the amount of pulp purchased from third parties. Uncoated paper and pulp prices have not historically had a material effect on our operating results because uncoated paper and pulp did not comprise a material portion of our net sales. During the fourth quarter of 2008, demand for market pulp dramatically declined and as a result we have seen a significant decline in sales prices for market pulp driven by excess global capacity. As a result of the broadening of our product mix following the Acquisition, our operating results are more affected by the demand for and prices of a broader range of paper types than in the past.

Our earnings are sensitive to price changes for our principal products, with price changes in coated paper having the greatest effect. Fluctuations in paper prices historically have had a direct effect on our results for several reasons:

•	Market prices for paper products are a function of supply and demand, factors over which we have limited influence.

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

See “Overview—Trends in our Business” for a discussion of factors that have historically affected pricing and are expected to continue to affect our pricing.

Cost of Sales

The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation and amortization. Costs for commodities, including chemicals, wood and energy, are the most variable component of cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time. For a description of some of the actions we have taken to lower costs, see “Overview—Anticipated Synergies of the Acquisition and Integration of the Business.”

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure a portion of our wood requirements, purchases under these agreements are typically at market rates.

Purchased pulp. The NPCP mills have historically been a net purchaser of market pulp. Following the Acquisition, we now use substantially all of our excess pulp production internally, thus reducing the amount of pulp purchased from third parties. In 2008, we produced approximately 84% of our pulp requirements, which excludes our sales of market pulp, with the remainder supplied through open market purchases and supply agreements. We expect to produce an even greater percentage of our pulp requirements for 2009. The price of market pulp has fluctuated significantly. Pulp prices fluctuate due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, changes in inventory levels by pulp consumers, which affect short-term demand, and pulp producer cost changes related to wood availability and environmental issues.

Chemicals. Certain chemicals used in the papermaking process are petroleum-based and fluctuate with the price of crude oil. The price for latex, the largest component of our chemical costs, has historically been volatile. The price of latex increased significantly during 2007 and 2008 as compared to 2006, and we expect the price of latex to remain volatile.

Energy. We produce a large portion of our energy requirements from burning wood waste and other byproducts of the paper manufacturing process. In 2008, we generated approximately 45% of our energy requirements. The remaining energy we purchase from third party suppliers consists of electricity and fuel, primarily natural gas, fuel oil and coal, to generate some of our own energy. We expect crude oil and energy costs to remain volatile for the foreseeable future. As prices fluctuate, we have the ability to switch between certain energy sources, within constraints, in order to minimize costs.

Our wholly-owned subsidiary, CWPCo, provides electric energy to our mills in central Wisconsin. CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial and light industrial customers.

Labor costs. Labor costs include wages, salary and benefit expenses attributable to mill personnel. Mill employees at a non-managerial level are compensated on an hourly basis in accordance with the terms of applicable union contracts and management employees are compensated on a salaried basis. Wages, salary and benefit expenses included in cost of sales do not vary significantly over the short term. However, the size of our salaried and hourly workforce has declined over the past 12 months as a result of the restructuring and closure activity described in this annual report. We have not experienced significant labor shortages. In connection with the Acquisition, we lowered benefit costs by freezing defined benefit pension plans and reducing retiree medical benefits for salaried employees.

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

Depreciation and amortization. Depreciation and amortization expense for assets associated with our mill and converting operations is included in cost of sales. Under purchase accounting, the total Acquisition consideration was allocated to our assets and liabilities based upon management’s estimates of fair value. The final allocation of the Acquisition consideration was completed during the fourth quarter of 2008, based upon management’s consideration of final valuations, adjustments relating to the finalization of the restructuring plan, and for uncertain and deferred tax positions.

Foreign currency. We are exposed to changes in foreign currency exchange rates because most of the raw material, labor and other cost of sales at our Port Hawkesbury, Nova Scotia, mill are denominated in Canadian dollars, while North American sales prices for the products produced at the Port Hawkesbury Mill are in U.S. dollars (to the extent shipped into the United States) or determined primarily by the U.S. dollar price per ton charged by U.S. producers. A stronger Canadian dollar relative to the U.S. dollar increases our costs of sales. In 2008, a stronger U.S. dollar helped profitability at our Port Hawkesbury mill. If the U.S. dollar were to weaken significantly against the Canadian dollar, it would impair the ability of the Port Hawkesbury mill to profitably compete in the U.S. market.

Selling, General and Administrative (SG&A) Expenses

The principal components of our SG&A expenses are wages, salaries and benefits for our sales and corporate administrative personnel, travel and entertainment expenses, advertising expenses, information technology expenses and research and development expenses. Our SG&A expenses have not historically fluctuated significantly from year to year. As a result of the Acquisition, we lowered benefits costs by freezing defined benefit pension plans and reducing retiree medical benefits for salaried employees. In addition, we eliminated duplicative sales, marketing and customer service personnel and centralized our corporate administration, management, finance and human resource functions. See “Overview—Anticipated Synergies of the Acquisition and Integration of the Business.”

Interest

Our interest expense is substantially higher after the Acquisition as a result of the indebtedness incurred to partially finance the cash portion of the Acquisition consideration and transaction costs.

Effects of Inflation/Deflation

While inflationary increases in certain costs, such as energy, wood and chemical costs, have had a significant effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results in each of the last three years. We expect to see some deflationary effects from the recent decline in oil prices, however we may not realize any benefits if our vendors respond to deflationary pressures by taking action to curtail production. Sales prices and volumes have historically been more strongly influenced by supply and demand factors in specific markets than by inflationary or deflationary factors.

Certain of our costs, including the prices of energy, wood and chemicals that we purchase, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations. For example, we estimate that for each $1 increase in the cost of a barrel of crude oil, our direct energy costs (other than electricity) and indirect costs (such as costs for transportation and petroleum-derived chemicals) increase approximately $6 million annually. Energy, wood and chemical costs increased during 2007 and 2008 and are expected to remain volatile in to 2009.

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

We have tax filing requirements in many states and are subject to audit in these states, as well as at the federal level in both the U.S. and Canada. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgments in estimating the potential exposure of unresolved tax matters. While actual results could vary, in management’s judgment we have adequately accrued the ultimate outcome of these unresolved tax matters.

We evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize our deferred tax assets in the future. The assessment of whether or not a valuation allowance is necessary often requires significant judgment, including forecasts of future taxable income and the evaluation of tax planning initiatives. Adjustments to the valuation allowance are made to earnings in the period when the assessment is made.

Pension and other postretirement benefits. We provide retirement benefits for certain employees through employer- and employee-funded defined benefit plans. Benefits earned are a function of years worked and average final earnings during an employee’s pensionable service. Certain of the pension benefits are provided in accordance with collective bargaining agreements.

Assumptions used in the determination of defined benefit pension expense and other postretirement benefit expense, including the discount rate, the long-term expected rate of return on plan assets and increases in future medical costs, are evaluated by management, reviewed with the plans’ actuaries at least annually and updated as appropriate. Actual asset returns and medical costs that are more favorable than assumptions can have the effect of lowering future expense and cash contributions, and conversely, actual results that are less favorable than assumptions could increase future expense and cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods. Unrecognized prior service cost and actuarial gains and losses in the defined benefit pension and other postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.

Assumptions used in determining defined benefit pension and other postretirement benefit expense are important in determining the costs of our plans. The expected long-term rates of return on plan assets were derived based on the capital market assumptions for each designated asset class under the respective trust’s investment policy. The capital market assumptions reflect a combination of historical performance analysis and the forward-looking return expectations of the financial markets. A 0.5 percentage-point decrease in the weighted-average long-term expected rate of return on plan assets would increase 2009 net pension expense by approximately $5 million, while a 0.5 percentage-point increase in the weighted-average long-term expected rate of return on plan assets would decrease 2009 net pension expense by approximately $5 million.

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments. A 0.5 percentage-point decrease in the weighted-average discount rates would increase 2009 net pension expense by approximately $6 million, while a 0.5 percentage-point increase in the weighted-average discount rates would decrease 2009 net pension expense by approximately $5 million. The effect on other postretirement benefit expense would be negligible from such changes in the weighted-average discount rates. With respect to benefit obligations, a 0.5 percentage-point decrease in the weighted-average discount rates would increase pension benefit obligations by approximately $75 million and would increase other postretirement benefit obligations by approximately $8 million, while a 0.5 percentage-point increase in the weighted-average discount rates would decrease pension benefit obligations by approximately $68 million and would decrease other postretirement benefit obligations by approximately $7 million.

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

Derivative financial instruments. Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 157, Fair Value Measurements. We measure the fair values of our interest rate swaps under a Level 2 input as defined by SFAS No. 157. We value the interest rate swaps using observable interest rate yield curves for comparable assets and liabilities at commonly quoted intervals. We measure the fair values of our natural gas contracts under a Level 2 input as defined by SFAS No. 157. We value the natural gas contracts based on natural gas futures contracts priced on the New York Mercantile Exchange. We recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts is based on the amount we could receive from the counterparty to settle the contract. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty. We regularly monitor the credit-worthiness of the counterparties to these agreements to manage the risk of non-performance.

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

Restructuring and other charges. We periodically record charges for the reduction of our workforce, the closure of manufacturing facilities and other actions related to business improvement and productivity initiatives. These events require estimates of liabilities for employee separation payments and related benefits, demolition, facility closures and other costs, which could differ from actual costs incurred.

Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2008, 2007 and 2006. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, accrued liabilities, interest expense, write-off of costs for a withdrawn 2006 initial public offering and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

	Years ended December 31,
	2008		2007		2006
(in millions)	$	%	$	%	$	%
Net sales	4,356	100.0	2,168	100.0	2,038	100.0
Cost of sales	3,979	91.4	1,895	87.4	1,825	89.5
Selling, general and administrative expense	217	5.0	127	5.9	112	5.5
Interest expense	298	6.8	175	8.1	165	8.1
Other (income) expense	—	0.0	(1)	(0.1)	(25)	(1.2)

Income (loss) from continuing operations before income taxes	(138)	(3.2)	(28)	(1.3)	(39)	(1.9)
Income tax (benefit)	4	0.1	(6)	(0.3)	(3)	(0.2)

Income (loss) from continuing operations	(142)	(3.3)	(22)	(1.0)	(36)	(1.7)
Income (loss) from discontinued operations	—	0.0	—	0.0	(16)	(0.8)

Net income (loss)	(142)	(3.3)	(22)	(1.0)	(52)	(2.5)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	477		281		262

2008 Compared to 2007

Net sales for 2008 were $4,356 million compared to $2,168 million for 2007. The increase was primarily a result of the Acquisition, which had net sales of $2,491 million in 2007 (prior to the Acquisition). In addition, net sales were affected by lower sales volume of coated paper on a combined basis ($700 million) in 2008, partially offset by higher average coated paper prices ($297 million). Average coated paper prices increased to $983 per ton in 2008 from $886 per ton in 2007. Coated paper sales volume increased to 3,564,000 tons in 2008 from 2,261,000 tons in 2007. The volume increase was primarily from the acquired operations and was partially offset by a decline in coated paper demand resulting primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising. We took 91,000 tons of market-related downtime for coated paper during 2008. During 2007, we took 27,000 tons of market-related downtime for coated paper.

Cost of sales for 2008 was $3,979 million compared to $1,895 million for 2007. The increase was primarily a result of the Acquisition, which had cost of sales of $2,445 million in 2007 (prior to the Acquisition). In addition, we had higher costs of production in 2008, primarily as a result of inflation in wood, energy, chemicals and transportation costs ($266 million). The increase was partially offset by the effect on cost of sales of lower coated paper sales volume on a combined basis ($564 million). Depreciation and amortization expense related to the fixed assets acquired in the Acquisition was $75 million lower in 2008 than in 2007 as a result of the purchase price allocation. As a result of the foregoing, gross margin for 2008 decreased to 8.6% compared to 12.6% for 2007. Included in cost of sales for 2008 was $22 million for accelerated depreciation, $5 million for inventory write-offs and $5 million of employee-related costs associated with our restructuring plans.

Maintenance expense at our mills totaled $346 million in 2008 compared to $169 million in 2007. The increase in maintenance expense was driven primarily as a result of the Acquisition. In addition, in conjunction with our annual maintenance shutdowns, we had incremental costs of approximately $30 million in 2008 and 2007 that were primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $217 million for 2008 compared to $127 million for 2007. The increase in 2008 was primarily as a result of the Acquisition, which had $87 million of selling, general and administrative expenses in 2007 (prior to the Acquisition), higher stock compensation expense of $4 million related to the stock option plan approved in December 2007 and $2 million of restructuring charges. During 2007, NewPage Holding expensed $3 million of costs relating to its withdrawn 2006 initial public offering of its common stock. As a percentage of net sales, selling, general and administrative expenses decreased to 5.0% in 2008 from 5.9% in 2007. Selling, general and administrative expenses for NewPage were $217 million in 2008 compared to $124 million in 2007, driven by the effects of the Acquisition.

Interest expense for 2008 was $298 million compared to $175 million for 2007. Interest expense for 2008 for NewPage was $277 million compared to $154 million for 2007. The increase was primarily a result of higher average outstanding debt balances resulting from the financing for the Acquisition, partially offset by lower interest rates.

Income tax expense (benefit) was $4 million in 2008 and $(6) million in 2007. Income tax expense (benefit) for NewPage was zero in 2008 and $4 million in 2007. For the years ended December 31, 2008 and 2007, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits as a result of our history of losses.

Net income (loss) was $(142) million in 2008 compared to net income (loss) of $(22) million in 2007. The change was primarily driven by the Acquisition and the effects of lower customer demand and inflation in input costs, partially offset by higher sales prices.

EBITDA was $477 million and $281 million for 2008 and 2007. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

2007 Compared to 2006

Net sales for 2007 were $2,168 million compared to $2,038 million for 2006. The increase was driven by higher coated paper sales volume ($84 million) and the incremental increase in net sales from NPCP subsequent to the Acquisition ($60 million), offset in part by lower average coated paper prices ($16 million). Average coated paper prices decreased to $886 per ton in 2007 from $893 per ton in 2006 as a result of lower demand for coated groundwood paper and due to the continuing negative effects of low-priced imports of coated freesheet paper from China, Indonesia and South Korea. Coated paper sales volume increased to 2,261,000 tons in 2007 from 2,116,000 tons in 2006. We took 27,000 tons of market-related downtime for coated paper during 2007 and did not take any market-related downtime for coated paper during 2006.

Cost of sales for 2007 was $1,895 million compared to $1,825 million for 2006. The increase was driven primarily by higher coated paper sales volume ($61 million) and the incremental increase in cost of sales from NPCP subsequent to the Acquisition ($46 million). These increases were partly offset by lower costs of production, primarily a result of productivity improvements ($13 million), the absence in 2007 of nonrecurring charges incurred during 2006 relating to the shutdown of our No. 7 paper machine at our Luke mill ($6 million) and lower depreciation and amortization expense ($18 million). As a result, gross margin for 2007 improved to 12.6%, compared to 10.5% for 2006.

Maintenance expense at our mills totaled $169 million in 2007 compared to $168 million in 2006. In conjunction with our annual maintenance shutdowns, we also had incremental costs of approximately $30 million in 2007 and approximately $20 million in 2006 that were primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $127 million for 2007 compared to $112 million for 2006. The increase in selling, general and administrative expenses was primarily a result of an increase in legal fees of $8 million largely related to antidumping and countervailing duties petitions that we filed, $3 million of costs for activities related to the withdrawn 2006 initial public offering of NewPage Holding’s common stock, higher equity compensation of $3 million and SG&A costs of $4 million for NPCP subsequent to the Acquisition, partly offset by the absence of transitional costs of $8 million that were incurred in 2006 relating to the setup of our business as a stand-alone business. During 2007, we recognized $14 million in equity compensation, of which $8 million was for the vesting of Maple Timber equity interests in connection with our reorganization prior to the Acquisition and $4 million was for the repurchase of unvested equity interests granted to former executive officers. During 2006, we recognized equity compensation expense of $11 million, primarily for former executive officers. As a percentage of net sales, selling, general and administrative expenses increased in 2007 to 5.9% from 5.5% in 2006. Selling, general and administrative expenses for NewPage were $124 million in 2007 compared to $112 million in 2006.

Interest expense for 2007 was $175 million compared to $165 million for 2006. Interest expense for 2007 for NewPage was $154 million compared to $146 million for 2006. The increase was primarily driven by the write off of $17 million in deferred financing costs in December 2007 as a result of the debt refinancing effected in connection with the Acquisition, offset by lower average outstanding debt balances prior to the Acquisition and a lower interest rate spread on our pre-Acquisition term loan.

Other (income) expense for 2006 primarily consisted of a gain of $65 million on the sale of two hydroelectric generating facilities and an unrealized non-cash loss of $47 million on our basket option contract.

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

EBITDA was $281 million and $262 million for 2007 and 2006. Significant items in 2007 include $14 million in equity compensation and $3 million of costs for activities related to the subsequently withdrawn 2006 initial public offering of NewPage Holding’s common stock. Significant items in 2006 included the $65 million gain on the sale of the hydroelectric generating facilities, $47 million of unrealized non-cash losses on the basket option contract, equity compensation expense of $11 million, $8 million of expenses for transition costs and $19 million of non-cash charges and loss on the sale of the carbonless business included in the loss from discontinued operations. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

Carbonless Paper Business

Net sales for our former carbonless paper segment were $106 million in 2006, which reflects the three months of activity prior to the sale of the business, effective April 1, 2006.

The former carbonless paper segment incurred a loss before taxes of $16 million in 2006, which includes a $19 million loss on sale of the business that was offset by lower depreciation and amortization expense of $16 million.

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

•	our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation

Because of these limitations, EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) to EBITDA for the years ended December 31, 2008, 2007 and 2006:

(in millions)	2008	2007	2006
Net income (loss)	$(142)	$(22)	$(52)
Interest expense	298	175	165
Income tax (benefit)	4	(6)	(3)
Depreciation and amortization	317	134	152

EBITDA	$477	$281	$262

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan which include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for us for the year ended December 31, 2009 and is to be applied on a prospective basis. We are currently evaluating the potential effect of the adoption of FSP FAS 132(R)-1 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009. The adoption of SFAS No. 141R will not have a material effect on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For items covered by FSP FAS 157-2, SFAS No. 157 will go into effect for us as of January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us as of January 1, 2009. The adoption of SFAS No. 160 will result in the reclassification of minority interests to shareholders’ equity (deficit).

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for us as of January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

As of December 31, 2008, our principle sources of liquidity include cash generated from operating activities and availability under our revolving senior secured credit facility. The amount of loans and letters of credit available to NewPage pursuant to the revolving senior secured credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base. As of December 31, 2008, we had $341 million available for borrowing under the revolving senior secured credit facility, after reduction for $87 million in letters of credit. During 2008, we borrowed amounts under the revolving credit facility and repaid them as part of our daily cash management practices. There were no borrowings outstanding under the revolving senior secured credit facility as of December 31, 2008. We have not experienced any limitations in our ability to access funds available under our revolving credit facility. We closely monitor the ability of our lenders to continue to meet their commitments under this agreement and believe we will not experience any limitations in the future in accessing funds.

We had outstanding aggregate indebtedness at December 31, 2008, of $3,152 million, which includes $2,962 million at NewPage. Beginning in 2011, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance indebtedness prior to that time or retire portions of indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as the availability of revolving credit borrowings and other borrowings to refinance our existing indebtedness.

We believe our cash flow from operations, available borrowings under our revolving senior secured credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. See “Risk Factors” for a discussion of various risks and uncertainties which could affect our ability to generate sufficient cash flows to meet our liquidity needs. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving senior secured credit facility in an amount sufficient to enable us to fund our liquidity needs. Additionally, availability under our revolving senior secured credit facility assumes continued compliance with financial and other covenants. Non-compliance with these covenants would require repayment of the credit facilities and would affect our ability to borrow amounts under the revolving credit facility for liquidity needs, in the absence of a waiver or other remedy. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements.

We continue to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that resulted from the Acquisition. However, during 2009 we will continue to experience some increased costs associated with the continuation of information systems integration and enhancements. In an effort to manage costs and cash flows in 2009, management has implemented a wage freeze for all salaried exempt and non-exempt employees, reduced 2008 bonuses to be paid in 2009 and significantly reduced our expected capital expenditures from $165 million in 2008 to a projected $75 million in 2009.

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market and we have experienced significant declines in our plan assets. We are monitoring the effects of the market declines on our minimum pension funding requirements and pension expense for future periods. We do not anticipate material minimum funding requirements during 2009.

Cash Flows

Cash provided by operating activities was $60 million during 2008 compared to $277 million during 2007. The decrease was primarily the result of a decline in sales demand and a resulting investment in inventory and payments for severance and closure costs, as well as costs for integration of the NPCP business into the existing NewPage operations. In response to these challenges, we accelerated and completed the shutdown of operations at our Kimberly and Niagara, Wisconsin mills in the third quarter of 2008. In addition, we took coated paper market-related downtime at other locations. We will continue to monitor North American paper demand in order to align our production to customer demand and will consider the need for additional market-related downtime from time to time based on market conditions. Investing activities in 2008 included $165 million for capital expenditures. Financing activities in 2008 included a $7 million loan to our parent company, an $8 million distribution from Rumford Cogeneration to the limited partners and $16 million in scheduled payments on our long-term debt. Cash and cash equivalents decreased by $140 million during 2008 to $3 million at December 31, 2008.

Cash provided by operating activities was $277 million during 2007 compared to $180 million during 2006. The change was largely a result of strong sales demand during the second half of 2007 that resulted in a reduction in inventories and an increase in accrued expenses for sales-related costs during 2007. Investing activities in 2007 included $102 million for capital expenditures and $1.5 billion for the Acquisition. Financing activities in 2007 included $2 billion in proceeds from the issuance of debt in connection with the Acquisition, offset by $62 million in payments of deferred financing costs and $524 million in payments on long-term debt. We increased our cash and cash equivalents at the end of the period by $99 million to $143 million as of December 31, 2007.

Indebtedness

NewPage’s senior secured credit facilities include a $1,600 million term loan facility, with a stated maturity of 2014, and up to $500 million in available revolving loan borrowings, with a stated maturity of 2012. The revolving credit facility and term loan facility mature on the earlier of (i) the stated maturity date and (ii) the date that is 181 days prior to the scheduled maturity date of the existing senior secured notes, the senior subordinated notes, the NewPage Holding PIK Notes and any refinancing thereof. The maturity date of the senior secured credit facilities may be accelerated if we are unable to refinance our notes prior to their maturity. Our weighted-average interest rate on the outstanding balance of the term loan facility at December 31, 2008 was 5.3%. NewPage’s senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. The required financial covenant levels become more restrictive over the term of the senior secured credit facilities. By December 31, 2009, the leverage ratio declines to 5.00 with further decreases over the following three years to 3.75, the senior leverage ratio declines to 2.50 with further decreases over the following three years to 1.25, the interest coverage ratio increases to 2.00 with a further increase to 2.50 the following year and the fixed charge coverage ratio increases to 1.10. Certain items included in results of operations are excluded under the definition of “consolidated adjusted EBITDA” used to calculate compliance with the financial covenants in our senior secured credit facilities. These include items such as equity award expense, the effect of LIFO inventory accounting, non-cash pension expense, cost of restructuring activities and costs related to the integration of the two businesses, among other items.

Below are the required financial covenant levels and the actual levels as of December 31, 2008:

	Covenant	Actual
Maximum Leverage Ratio	5.75	4.77
Maximum Senior Leverage Ratio	3.25	2.52
Minimum Interest Coverage Ratio	1.75	2.43
Minimum Fixed Charge Coverage Ratio	1.00	1.41

We were in compliance with all covenants as of December 31, 2008, and based on our projections for 2009, we believe that we will be in compliance with all financial covenants in 2009. Our 2009 projections anticipate pricing and volume trends consistent with the unfavorable supply versus demand trend that began in the fourth quarter of 2008 and continued volatility in energy and commodity costs, although at lower levels when compared to the 2008 peak.

We believe if volumes were to decrease somewhat compared to current projections, that we would be able to take actions such as capacity reductions or redundancy programs to maintain compliance with our financial covenants.

If a violation of our financial covenants were likely, we would attempt to obtain a waiver or amendment to the covenants. In addition, the senior secured credit agreements allow the shareholders of NewPage Group to make an equity contribution to NewPage within 10 days of the delivery of the compliance certificate to the administrative agent. The equity contribution would be added to consolidated adjusted EBITDA to determine compliance for an amount up to a maximum of $50 million twice per year. We cannot provide assurance that waivers or amendments could be obtained or whether the shareholders of NewPage Group would make an equity contribution to cure a violation. If we did violate our financial covenants and were not able to obtain a waiver or amendment to the covenants and the shareholders of NewPage Group did not make an equity contribution to cure the violation, the debt would become immediately payable. We do not have sufficient cash on hand to satisfy such a demand. Accordingly, the inability to comply with the covenants or obtain waivers or amendments for non-compliance would have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

The senior secured credit facilities also limit our annual capital expenditures to $250 million per year. The difference between our maximum permitted capital expenditures and actual capital expenditures in any given year is carried over to the following year. If at the end of any fiscal quarter NewPage’s leverage ratio is 3:50 to 1:00 or less, then there is no cap on our capital expenditures under the senior secured credit facilities.

The revolving credit facility has a first lien on NewPage’s and its guarantor subsidiaries’ cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage Holding, NewPage and its guarantor subsidiaries. The term loan facility has a first lien on the capital stock of NewPage, the capital stock of its guarantor subsidiaries, and all of its assets and the assets of its guarantor subsidiaries other than the assets pledged under the revolving credit facility, and has a second lien on the assets pledged under the revolving credit facility. The senior secured notes have a second lien on all of NewPage’s assets and the assets of its guarantor subsidiaries other than the capital stock of its guarantor subsidiaries and the assets pledged under the revolving credit facility.

NewPage has issued $225 million of floating-rate senior secured notes due 2012, $806 million of 10% senior secured notes due 2012 (which includes $456 million of notes issued in connection with the Acquisition) and $200 million of 12% senior subordinated notes due 2013. The 2012 senior secured notes and the related subsidiary guarantees are secured equally and ratably by second priority liens on substantially all of the assets of NewPage and its subsidiaries, other than cash deposit accounts, accounts receivables, inventory, the stock of NewPage’s subsidiaries and intercompany debt. The indentures governing these NewPage Notes contain customary financial and other covenants.

We have an outstanding capital lease for a paper machine that was acquired as part of the Acquisition with a balance of $147 million as of December 31, 2008. The lease requires payments of approximately $7 million per year and has a basic lease term which expires in 2014. At the end of the basic lease term, we have the option to purchase the machine or the lessor can require us to renew the lease through 2025. The lease contains purchase options at amounts approximating fair market value in 2010 and at lease termination.

NewPage Holding has outstanding $190 million of floating rate senior unsecured PIK Notes due 2013. The interest rate on the NewPage Holding PIK Notes is equal to LIBOR plus 7%, reset semi-annually. As of December 31, 2008, the interest rate on the NewPage Holding PIK Notes was 10.3%.

As of December 31, 2008, we had outstanding interest rate swaps totaling $1,350 million, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

We do not have any off-balance sheet arrangements.

Capital Expenditures

Capital expenditures were $165 million and $102 million for the years ended December 31, 2008 and 2007. In order to preserve liquidity, we have significantly reduced our expected capital expenditures in 2009 to approximately $75 million, consisting of approximately $13 million for maintenance capital expenditures, approximately $55 million for improvements in machinery and equipment efficiency or cost-effectiveness and approximately $7 million for integrating the two businesses. We expect to fund our capital expenditures from cash flows from operations and our revolving senior secured credit facility. We do not believe that the lower level of capital expenditures will negatively affect our ability to meet the requirements of our customers.

Compliance with environmental laws and regulations is a significant factor in our business. We incurred capital expenditures of $1 million in 2008 in order to maintain compliance with applicable environmental laws and regulations and to meet new regulatory requirements. We do not expect to incur any environmental capital expenditures in 2009. Environmental compliance may require increased capital and operating expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional expenditures.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of December 31, 2008:

(in millions)	Total	2009	2010-11	2012-13	Thereafter
Contractual Obligations
Long-term debt (1)	$3,165	$16	$32	$1,453	$1,664
Interest expense (2)	1,119	228	452	390	49
Operating leases	33	9	13	7	4
Fiber supply agreements (3)	614	195	113	103	203
Purchase obligations	468	159	127	77	105
Pension/postretirement plans	498	—	87	60	351
Other long-term obligations	118	—	17	6	95

Total	$6,015	$607	$841	$2,096	$2,471

Other Commercial Commitments
Standby letters of credit (4)	$87	$87	$—	$—	$—

Total	$87	$87	$—	$—	$—

(1)	Amounts shown represent scheduled maturities and do not take into account any acceleration of indebtedness resulting from mandatory payments required for events such as asset sales or under the excess cash flows provisions of our financing instruments. The amounts for NewPage are $2,975, $16, $32, $1,263 and $1,664 for total, 2009, 2010-11, 2012-13 and thereafter, respectively.
(2)	Amounts include contractual interest payments using the interest rates as of December 31, 2008 applicable to our variable-rate debt and stated fixed interest rate for fixed-rate debt. The amounts for NewPage are $1,002, $228, $452, $273 and $49 for total, 2009, 2010-11, 2012-13 and thereafter, respectively.
(3)	The contractual commitments consist of the minimum required expenditures to be made pursuant to the fiber supply agreements.
(4)	We are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2008 and 2007, $1,999 million and $1,996 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at December 31, 2008 and 2007, would be $20 million, without taking into account any interest rate derivative agreements.

While we may enter into agreements limiting our exposure to higher interest rates, these agreements do not offer complete protection from this risk. As of December 31, 2008 and 2007, we were a party to interest rate swap agreements to hedge the variability of cash flows on $1,350 million and $450 million of our floating-rate debt. Taking into account our interest rate derivative agreements and rates in effect at December 31, 2008 and 2007, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $6 million and $15 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of NewPage Holding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows present fairly, in all material respects, the financial position of NewPage Holding Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note L to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and as discussed in Note J to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dayton, Ohio

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of NewPage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NewPage Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note L to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and as discussed in Note J to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dayton, Ohio

March 2, 2009

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

Dollars in millions, except per share amounts

	2008	2007
ASSETS
Cash and cash equivalents	$3	$143
Accounts receivable, net of allowance for doubtful accounts of $3 and $3	278	351
Inventories (Note D)	628	584
Other current assets	22	43

Total current assets	931	1,121

Property, plant and equipment, net (Note E)	3,205	3,564
Other assets (Note F)	110	200

TOTAL ASSETS	$4,246	$4,885

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable	$254	$338
Other current liabilities (Note H)	270	290
Current maturities of long-term debt (Note I)	16	16

Total current liabilities	540	644

Long-term debt (Note I)	3,082	3,070
Other long-term obligations	616	351
Deferred income taxes (Note J)	6	275
Commitments and contingencies (Note N)
Minority interest	26	31

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, 10 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	661	632
Accumulated deficit	(283)	(141)
Accumulated other comprehensive income (loss)	(402)	23

Total stockholder’s equity (deficit)	(24)	514

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$4,246	$4,885

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	2008	2007	2006
Net sales	$4,356	$2,168	$2,038

Cost of sales	3,979	1,895	1,825
Selling, general and administrative expenses	217	127	112
Interest expense (including non-cash interest expense of $47, $47 and $29)	298	175	165
Other (income) expense, net	—	(1)	(25)

Income (loss) from continuing operations before income taxes	(138)	(28)	(39)
Income tax (benefit)	4	(6)	(3)

Income (loss) from continuing operations	(142)	(22)	(36)
Income (loss) from discontinued operations (Note R)	—	—	(16)

Net income (loss)	$(142)	$(22)	$(52)

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Income (Loss)
Balance at December 31, 2005	10	$—	$289	$(67)	$5
Net income (loss)				(52)		$(52)
Net actuarial gains on defined benefit plans					14
Cash-flow hedges:
Change in unrealized gains					5	5
Reclassification adjustment to net income (loss)					(4)	(4)
Equity awards (Note K)			11
Loan to Maple Timber			(7)

Balance at December 31, 2006	10	—	293	(119)	20	$(51)

Net income (loss)				(22)		$(22)
Net actuarial gains on defined benefit plans, net of tax of $10					9	9
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $2					(3)	(3)
Reclassification adjustment to net income (loss), net of tax benefit of $2					(3)	(3)
Additional capital contributed by NewPage Group in connection with the Acquisition (Note C)			329
Equity awards (Note K)			14
Loan to Maple Timber			(4)

Balance at December 31, 2007	10	—	632	(141)	23	$(19)

Net income (loss)				(142)		$(142)
Unrecognized gain (loss) on defined benefit plans					(360)	(360)
Cash-flow hedges:
Change in unrealized gains (losses)					(62)	(62)
Reclassification adjustment to net income (loss)					6	6
Foreign currency translation adjustment					(9)	(9)
Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition (Note C)			18
Equity awards (Note K)			18
Loan to NewPage Group (Note K)			(7)

Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$(567)

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(142)	$(22)	$(52)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations	—	—	16
Depreciation and amortization	317	134	152
Non-cash interest expense	47	47	29
(Gain) loss on disposal of assets	11	3	(63)
Unrealized (gain) loss on option contracts	—	—	48
Deferred income taxes	8	(6)	(3)
Write-off of costs of withdrawn 2006 initial public offering	—	3	—
LIFO effect	30	1	(2)
Equity award expense (Note K)	18	14	11
Change in operating assets and liabilities:
Accounts receivable	73	2	40
Inventories	(116)	56	29
Other operating assets	(10)	(1)	1
Accounts payable	(76)	4	(30)
Accrued expenses and other obligations	(100)	42	15
Net cash flows of discontinued operations	—	—	(11)

Net cash provided by operating activities	60	277	180

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	(8)	(1,486)	—
Proceeds from sales of assets	6	—	229
Capital expenditures	(165)	(102)	(88)
Net cash flows of discontinued operations	—	—	(1)

Net cash provided by (used for) investing activities	(167)	(1,588)	140

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	2,008	—
Payment of financing costs	—	(62)	(4)
Distributions from Rumford Cogeneration to limited partners	(8)	(8)	(6)
Loans to parent companies (Note K)	(7)	(4)	(7)
Repayments of long-term debt	(16)	(524)	(224)
Borrowings on revolving credit facility	153	—	—
Payments on revolving credit facility	(153)	—	(46)

Net cash provided by (used for) financing activities	(31)	1,410	(287)

Effect of exchange rate changes on cash and cash equivalents	(2)	—	—
Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	—	10

Net increase (decrease) in cash and cash equivalents	(140)	99	43
Cash and cash equivalents at beginning of period	143	44	1

Cash and cash equivalents at end of period	$3	$143	$44

SUPPLEMENTAL INFORMATION
Cash paid for interest	$251	$128	$139

Non-cash transaction— Issuance of securities by NewPage Group as acquisition consideration	$—	$347	$—

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

Dollars in millions, except per share amounts

	2008	2007
ASSETS
Cash and cash equivalents	$3	$143
Accounts receivable, net of allowance for doubtful accounts of $3 and $3	278	351
Inventories (Note D)	628	584
Other current assets	22	43

Total current assets	931	1,121

Property, plant and equipment, net (Note E)	3,205	3,564
Other assets (Note F)	109	198

TOTAL ASSETS	$4,245	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$254	$338
Other current liabilities (Note H)	270	290
Current maturities of long-term debt (Note I)	16	16
Total current liabilities	540	644

Long-term debt (Note I)	2,900	2,909
Other long-term obligations	616	351
Deferred income taxes (Note J)	6	293
Commitments and contingencies (Note N)
Minority interest	26	31

STOCKHOLDER’S EQUITY
Common stock, 100 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	767	729
Accumulated deficit	(214)	(97)
Accumulated other comprehensive income (loss)	(396)	23
Total stockholder’s equity	157	655
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,245	$4,883

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	2008	2007	2006
Net sales	$4,356	$2,168	$2,038

Cost of sales	3,979	1,895	1,825
Selling, general and administrative expenses	217	124	112
Interest expense (including non-cash interest expense of $26, $26 and $10)	277	154	146
Other (income) expense, net	—	(1)	(25)

Income (loss) from continuing operations before income taxes	(117)	(4)	(20)
Income tax (benefit)	—	4	(4)

Income (loss) from continuing operations	(117)	(8)	(16)
Income (loss) from discontinued operations (Note R)	—	—	(16)

Net income (loss)	$(117)	$(8)	$(32)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Income (Loss)
Balance at December 31, 2005	100	$—	$399	$(57)	$5
Net income (loss)				(32)		$(32)
Net actuarial gains on defined benefit plans					14
Cash-flow hedges:
Change in unrealized gains					5	5
Reclassification adjustment to net income (loss)					(4)	(4)
Equity awards (Note K)			11
Loans to parent companies			(10)

Balance at December 31, 2006	100	—	400	(89)	20	$(31)

Net income (loss)				(8)		$(8)
Net actuarial gains on defined benefit plans, net of tax of $10					9	9
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $2					(3)	(3)
Reclassification adjustment to net income (loss), net of tax benefit of $2					(3)	(3)
Additional capital contributed by NewPage Group in connection with the Acquisition (Note C)			329
Pushdown from NewPage Holding for reversal of tax valuation allowance attributed to the Acquisition			(9)
Equity awards (Note K)			14
Loans to parent companies			(5)

Balance at December 31, 2007	100	—	729	(97)	23	$(5)

Net income (loss)				(117)		$(117)
Unrecognized gain (loss) on defined benefit plans, net of tax benefit of $10					(350)	(350)
Cash-flow hedges:
Change in unrealized gains (losses), net of tax of $2					(64)	(64)
Reclassification adjustment to net income (loss), net of tax of $2					4	4
Foreign currency translation adjustment					(9)	(9)
Restoration of tax valuation allowance on NewPage Holding as a result of changes in deferred income tax position related to the Acquisition (Note C)			9
Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition (Note C)			18
Equity awards (Note K)			18
Loans to NewPage Group (Note K)			(7)

Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$(536)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(117)	$(8)	$(32)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations	—	—	16
Depreciation and amortization	317	134	152
Non-cash interest expense	26	26	10
(Gain) loss on disposal of assets	11	3	(63)
Unrealized (gain) loss on option contracts	—	—	48
Deferred income taxes	4	4	(4)
LIFO effect	30	1	(2)
Equity award expense (Note K)	18	14	11
Change in operating assets and liabilities:
Accounts receivable	73	2	40
Inventories	(116)	56	29
Other operating assets	(10)	(1)	1
Accounts payable	(76)	4	(30)
Accrued expenses and other obligations	(100)	43	15
Net cash flows of discontinued operations	—	—	(11)

Net cash provided by operating activities	60	278	180

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	(8)	(1,486)	—
Proceeds from sales of assets	6	—	229
Capital expenditures	(165)	(102)	(88)
Net cash flows of discontinued operations	—	—	(1)

Net cash provided by (used for) investing activities	(167)	(1,588)	140

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	2,008	—
Payment of financing costs	—	(62)	(1)
Distributions from Rumford Cogeneration to limited partners	(8)	(8)	(6)
Loans to parent companies (Note K)	(7)	(5)	(10)
Repayments of long-term debt	(16)	(524)	(224)
Borrowings on revolving credit facility	153	—	—
Payments on revolving credit facility	(153)	—	(46)

Net cash provided by (used for) financing activities	(31)	1,409	(287)

Effect of exchange rate changes on cash and cash equivalents	(2)	—	—
Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	—	10

Net increase (decrease) in cash and cash equivalents	(140)	99	43
Cash and cash equivalents at beginning of period	143	44	1

Cash and cash equivalents at end of period	$3	$143	$44

SUPPLEMENTAL INFORMATION
Cash paid for interest	$251	$128	$139

Non-cash transaction— Issuance of securities by NewPage Group as acquisition consideration	$—	$347	$—

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions, except per share amounts

A.	BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) and its subsidiaries are engaged in manufacturing, marketing and distributing printing papers used primarily for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered, newsprint and specialty papers and market pulp. Our products are manufactured at multiple mills in the United States and one mill in Canada and supported by multiple distribution and converting locations. We operate within one operating segment. The consolidated financial statements include the accounts of NewPage Holding and all entities it controls, including Rumford Cogeneration Company L.P. (“Rumford Cogeneration”), a limited partnership for which we are the general partner, created to generate power for our use and for third-party sale. All intercompany transactions and balances have been eliminated.

Unless otherwise noted, the terms “we,” “our” and “us” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, accounts payable, interest expense, write-off of costs for a withdrawn 2006 initial public offering and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Effective April 1, 2006, we completed the sale of our carbonless paper business, which comprised our carbonless paper segment, to P. H. Glatfelter Company. In the quarter ended March 31, 2006, we began reporting the carbonless paper business as a discontinued operation. See Note R for further information.

On December 21, 2007, we acquired all of the common stock of Stora Enso North America Inc. (“SENA”). See Note C for further information.

During 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. See Note M for further information.

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

Cash equivalents

Highly liquid securities with an original maturity of three months or less are considered to be cash equivalents.

Foreign currency translation

The statements of operations of our Canadian entity, whose functional currency is the Canadian dollar, are translated into U.S. dollars using the average exchange rates for the period and the balance sheets are translated using the exchange rates at the reporting date. Exchange rate differences arising from the translation of the net investments in foreign entities are recorded as a component of accumulated other comprehensive income (loss).

Concentration of credit risk

We are potentially subject to concentrations of credit risk related to our accounts receivable. The majority of accounts receivable are with paper merchants, printers and publishers. We limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, by requiring accelerated payment terms, letters of credit, guarantees or collateral. For each of the years ended December 31, 2008, 2007 and 2006, sales to our largest customer were 21%, 25% and 21% of net sales. Accounts receivable at December 31, 2008, relating to our two largest customers were 17% and 11% of accounts receivable, net. Accounts receivable at December 31, 2007, relating to our largest customer were 23% of accounts receivable, net. Our ten largest customers accounted for approximately 52%, 57% and 54% of our net sales for each of the years ended December 31, 2008, 2007 and 2006.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials and finished goods for U.S.-based operations. Cost of all other inventories, mainly stores and supplies inventories and Canadian inventories, is determined by the average cost and first-in, first-out (FIFO) methods.

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

Derivative financial instruments

We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with interest rate, foreign currency exchange rate and natural gas price fluctuations. These derivative instruments are measured at fair value and are classified as other assets or other long-term obligations on our balance sheets depending on the fair value of the instrument. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and financial instruments not designated as hedges are recognized in earnings.

Fair value of financial instruments

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities. We value interest rate swaps using observable interest rate yield curves for comparable assets and liabilities at commonly quoted intervals. We value natural gas contracts based on natural gas futures contracts priced on the New York Mercantile Exchange. At December 31, 2008 and 2007, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. We measure the fair values of our interest rate swaps, natural gas contracts and long-term debt under a Level 2 input as defined by SFAS No. 157, Fair Value Measurements (SFAS No. 157). Details of our assets (liabilities) recorded on our balance sheets for our financial instruments are as follows:

	2008		2007
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Interest rate swaps	$(58)	$(58)	$(2)	$(2)
Natural gas contracts	(2)	(2)	—	—
Long-term debt:
NewPage Holding	(1,343)	(2,951)	(2,997)	(2,940)
NewPage	(1,305)	(2,769)	(2,834)	(2,779)

Environmental

Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

Landfills and other asset retirement obligations

We follow Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in accounting for costs related to the closure and post-closure monitoring of our owned landfills. SFAS No. 143 and Interpretation No. 47 require that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

Pension and other postretirement benefits

We maintain various defined benefit pension and other postretirement benefit plans in the United States and Canada. The plans are generally funded through payments to pension funds/trusts or directly by the company and/or employees.

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

Revenue recognition

We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at the time of shipment for sales where shipping terms transfer title and risk of loss at the shipping point. For sales where shipping terms transfer title and risk of loss at the destination point, revenue is recognized when the goods are received by the customer. For sales made under consignment programs, revenue is recognized in accordance with the terms of the contract. We provide allowances for estimated returns and other customer credits, such as discounts and volume rebates, when the revenue is recognized based on historical experience. Sales of byproducts produced during the manufacturing process are recognized as a reduction of cost of sales. We do not recognize sales taxes collected from customers as revenue; rather we record these taxes on a net basis in our statement of operations.

International sales

We had net sales to customers outside of the United States of $318, $217 and $213 for the years ended December 31, 2008, 2007 and 2006. We have no material long-lived assets outside of the United States.

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

Equity compensation

We account for equity compensation under the provisions of SFAS No. 123 (Revised), Share-based Payment, which requires that equity awards to employees be expensed over the vesting period of the award. We use the graded vesting attribution method for recognizing stock compensation cost whereby the cost for a stock award is determined on a straight-line basis over the service period for each separate vesting portion of the award as if the award was multiple awards.

C.	ACQUISITION AND RELATED TRANSACTIONS

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of SENA from Stora Enso Oyj (“SEO”) (the “Acquisition”). We acquired SENA in order to create a single business platform and to enable us to remain competitive in the marketplace, serve our customers more efficiently and achieve synergies from the Acquisition. The Acquisition more than doubled our production capacity and broadened our product line. Following the Acquisition, SENA changed its name to NewPage Consolidated Papers Inc. (“NPCP”). References to both SENA and NPCP are to the acquired business.

In connection with the closing of the Acquisition:

•	NewPage acquired all of the issued and outstanding common stock of SENA and, in exchange, SEO received:

•	$1,522 in cash

•	shares of common stock representing 19.9% (as of the closing of the Acquisition) of the outstanding common stock of NewPage Holding’s direct parent, NewPage Group Inc. (“NewPage Group”)

•	senior unsecured notes issued by NewPage Group in the aggregate principal amount of $200 due 2015 (the “NewPage Group PIK Notes”)

•	NewPage entered into senior secured credit facilities, consisting of a $1,600 senior secured term loan facility and a $500 senior secured revolving credit facility

•	NewPage repaid $450 of term debt outstanding under its prior credit facility

•	NewPage issued $456 of 10% senior secured notes due 2012

Prior to the closing of the Acquisition, we engaged in an equity reorganization:

•

Escanaba Timber LLC (“Escanaba Timber”), which was previously the immediate parent entity of NewPage Holding, contributed all outstanding shares of common stock of NewPage Holding to NewPage Group in exchange for shares of common stock of NewPage Group

•	Escanaba Timber distributed to Maple Timber Acquisition LLC (“Maple Timber”), Escanaba Timber’s immediate parent entity, all outstanding shares of NewPage Group common stock

•	Maple Timber distributed all of its NewPage Group common stock to the members of Maple Timber

As a result of this equity reorganization, NewPage Group became the direct parent entity of NewPage Holding (and consequently the indirect parent of NewPage) and Cerberus Capital Management, L.P. (“Cerberus”), our equity sponsor, and its affiliates and the other equity owners of Maple Timber were the sole stockholders of NewPage Group prior to the closing of the Acquisition.

The consolidated balance sheets in these financial statements include the assets acquired and liabilities assumed of SENA and reflect the final allocation of the purchase price based on fair values at the date of the Acquisition. The following table shows the reconciliation of the purchase price paid by NewPage:

Cash paid for acquisition, net of cash acquired	$1,494
NewPage Group equity issued to SEO (at fair value)	141
NewPage Group PIK Notes issued to SEO (at fair value)	206

Total purchase price	$1,841

A summary of the final purchase price allocation for the fair value of the assets acquired and the liabilities assumed at the date of the Acquisition is presented below.

Accounts receivable	$206
Inventories	314
Other current assets	2
Property, plant and equipment	2,083
Other assets	55

Total assets acquired	2,660
Accounts payable	(198)
Other current liabilities	(197)
Long-term debt—capital lease	(146)
Deferred income taxes	(4)
Other long-term obligations	(274)

Total liabilities assumed	(819)

Net purchase price allocated	$1,841

During 2008, as a result of the finalization of our purchase price valuations and completion of our restructuring plan, we recorded the following adjustments to the initial purchase price allocation, which are reflected in the table above:

•	an increase of $18 to the fair value of equity issued by NewPage Group in connection with the Acquisition based on the finalization of our valuation of NewPage Group’s equity

•

adjustments made to reduce retirement benefits for salaried employees to reflect a $29 reduction in benefit obligations under the SENA pension plans and a $25 reduction in benefit obligations under a SENA postretirement benefit plan

•	an adjustment to recognize $39 of accrued expenses for employee-related costs for former SENA employees and $22 of costs for plant closures

•

an increase of $281 to deferred income tax assets, primarily related to the completion of our analysis of the SENA opening balance sheet to recognize the difference between the book and tax bases for the investment in our Canadian subsidiary and the completion of the related corporate reorganization that generated a worthless stock deduction for tax purposes related to the investment in our Canadian subsidiary

The tax effect of these adjustments changed our net deferred income tax position from a net deferred income tax liability position to a net deferred income tax asset position. As a result, in 2008 we restored the $39 valuation allowance on NewPage Holding’s deferred income taxes that was originally reversed at December 21, 2007. We also recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain state income taxes as it was more likely than not that we would not realize those benefits as a result of our history of losses. These adjustments resulted in corresponding adjustments to the value assigned to property, plant and equipment. During the fourth quarter of 2008, we recognized an adjustment of $17 to increase depreciation and amortization expense as a result of the finalization of the purchase price allocation.

The results of operations for the year ended December 31, 2007 include the results for SENA from the date of Acquisition. The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2007 and 2006 as if the Acquisition had been completed at the beginning of the year.

Unaudited pro forma financial data:	2007	2006
Net sales	$4,476	$4,068
Net income (loss):
NewPage Holding	(109)	(233)
NewPage	(95)	(213)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on that date. Moreover, this information does not necessarily indicate what our future operating results will be. This information includes actual data in 2007 for the period subsequent to the date of the Acquisition. For periods prior to the Acquisition, the unaudited pro forma information includes certain expenses of SENA that are no longer incurred after the date of the Acquisition.

D.	INVENTORIES

Inventories as of December 31, 2008 and 2007, consist of:

	2008	2007
Finished and in-process goods	$385	$304
Raw materials	110	123
Stores and supplies	133	157

	$628	$584

Approximately 76% and 70% of inventories at December 31, 2008 and 2007 are valued using the LIFO method. If inventories had been valued at current costs, they would have been valued at $630 and $564 at December 31, 2008 and 2007.

E.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2008 and 2007, consist of:

	2008	2007
Land and land improvements	$110	$118
Buildings	361	419
Machinery and other	3,297	3,313
Construction in progress	78	80

	3,846	3,930
Less: accumulated depreciation and amortization	(641)	(366)

	$3,205	$3,564

See Note O for information related to the capital lease.

F.	OTHER ASSETS

Other assets as of December 31, 2008 and 2007, consist of:

	2008	2007
NewPage:
Prepaid pension	$—	$88
Financing costs (net of accumulated amortization of $38 and $26)	59	70
Other	50	40

Subtotal	109	198
NewPage Holding—
Other	1	2

	$110	$200

Amortization expense was $28, $19 and $17 for the years ended December 31, 2008, 2007 and 2006. Amortization expense for the next five years is expected to be $28 in 2009, $28 in 2010, $29 in 2011, $26 in 2012 and $22 in 2013.

Amortization expense for NewPage was $26, $17 and $15 for the years ended December 31, 2008, 2007 and 2006. Amortization expense for NewPage for the next five years is expected to be $27 in 2009, $26 in 2010, $27 in 2011, $24 in 2012 and $20 in 2013.

G.	DERIVATIVE FINANCIAL INSTRUMENTS

We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with interest rate, foreign currency exchange rate and natural gas price fluctuations. We do not hold or issue derivative financial instruments for trading purposes. We regularly monitor the credit-worthiness of the counterparties to our derivative instruments in order to manage our credit risk exposures under these agreements. Our risk of loss in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management.

Interest Rates

We utilize interest-rate swap agreements to manage a portion of our interest-rate risk on our variable-rate debt instruments. As of December 31, 2008, we had outstanding interest rate swaps, designated as cash-flow hedges, totaling $1,350, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

We measure the fair values of our interest rate swaps under a Level 2 input as defined by SFAS No. 157. We value the interest rate swaps using observable interest rate yield curves for comparable assets and liabilities at commonly quoted intervals. As of December 31, 2008 and 2007, the fair values of the interest rate swaps were a liability of $(58) and $(2) included in other long-term obligations. We received (paid) cash on our interest rate agreements of $(6), $5 and $4 for the years ended December 31, 2008, 2007 and 2006, which was recorded in interest expense.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices. We hedge with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions.

We measure the fair values of our natural gas contracts under a Level 2 input as defined by SFAS No. 157. We value the natural gas contracts based on natural gas futures contracts priced on the NYMEX. As of December 31, 2008, the fair value of the natural gas contracts was a liability of $(2) included in other long-term obligations.

Commodity Basket Option

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. We did not apply hedge accounting treatment for this contract and recorded changes in the fair value of the contract in other (income) expense. Other (income) expense for the year ended December 31, 2006 included non-cash losses of $47 determined based on the mark-to-market value of the option contract. This contract had a fair value of zero at December 31, 2007 and expired in April 2008.

H.	OTHER CURRENT LIABILITIES

Accounts payable as of December 31, 2008 and 2007 includes $28 and zero of outstanding checks in excess of cash.

Other current liabilities as of December 31, 2008 and 2007 consist of:

	2008	2007
Payroll and employee benefit costs	$97	$152
Restructuring	33	4
Interest	25	26
Customer rebates	28	25
Other	87	83

	$270	$290

1.	LONG-TERM DEBT

The balances of long-term debt as of December 31, 2008 and 2007 are as follows:

	2008	2007
NewPage:
Term loan senior secured credit facility (face amount $1,584 and $1,600; LIBOR plus 3.75%)	$1,541	$1,552
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $806)	804	804
12% senior subordinated notes (face amount $200)	199	198
Capital lease	147	146

Total long-term debt, including current portion	2,916	2,925
Current portion of long-term debt	16	16

Subtotal	2,900	2,909
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $190 and $171; LIBOR plus 7.00%)	182	161

Long-term debt	$3,082	$3,070

In connection with the Acquisition, NewPage entered into senior secured credit facilities consisting of a $1,600 senior secured term loan facility and a $500 senior secured revolving credit facility and applied the proceeds from the term loan to finance a portion of the Acquisition, repay the prior senior secured credit facilities and pay related expenses. Included in interest expense for the year ended December 31, 2007, is $17 for the write-off of financing costs related to the pre-Acquisition term loan and unused bridge financing commitment fees.

Substantially all of our assets are pledged as collateral under our various debt agreements.

Principal payments on long-term debt for the next five years are payable as follows: $16 in 2009, $16 in 2010, $16 in 2011, $1,047 in 2012 and $406 in 2013. For NewPage, principal payments on long-term debt for the next five years are payable as follows: $16 in 2009, $16 in 2010, $16 in 2011, $1,047 in 2012 and $216 in 2013.

See Note O for additional information on the capital lease.

Senior Secured Credit Facilities

The senior secured credit facilities consist of a senior secured term loan of $1,600 and a senior secured revolving credit facility of $500. The senior secured credit facilities may be accelerated if NewPage, as borrower, is unable to refinance the senior secured and subordinated notes prior to their maturity. Subject to customary conditions, including the absence of defaults under the revolving credit facility, amounts available under the revolving credit facility may be borrowed, repaid and re-borrowed, including in the form of letters of credit and swing line loans, until the maturity date thereof. The revolving credit facility may be utilized to fund working capital, to fund permitted acquisitions and capital expenditures, and for other general corporate purposes. The availability under the revolving credit facility is reduced by NewPage’s outstanding letters of credit, which totaled $87 and $74 at December 31, 2008 and 2007. The amount of loans and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 or an amount determined pursuant to a borrowing base. Based on availability under the borrowing base as of December 31, 2008, NewPage had $341 of additional borrowing availability under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of December 31, 2008 or 2007. The revolving credit facility matures the first to occur of (i) December 21, 2012 and (ii) the date that is 181 days prior to the scheduled maturity date of the term loan, senior secured notes, senior subordinated notes, the NewPage Holding PIK notes, and any refinancing thereof. Amounts outstanding under the revolving credit facility bear interest, at the option of NewPage, at a rate per annum equal to either (i) the base rate plus 1.00%, or (ii) LIBOR plus 2.00%. The interest rate spreads are subject to reduction upon meeting certain leverage thresholds or upon the occurrence of an initial public offering. Certain customary fees are payable to the lenders and the agents under the senior secured credit facilities, including, without limitation, a commitment fee for the revolving credit facility based upon non-use of available funds and letter of credit fees and issuer fronting fees.

The term loan matures on the first to occur of (i) December 21, 2014 and (ii) the date that is 181 days prior to the scheduled maturity date of the senior secured notes, senior subordinated notes, the NewPage Holding PIK notes, and any refinancing thereof and will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the senior term facility, with the balance payable at maturity. Future payments are reduced ratably for early principal repayments. The term loan is subject to mandatory prepayment with, in general, (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (iii) 50% of the net cash proceeds of equity offerings; (iv) 100% of the net cash proceeds of debt incurrence (other than debt incurrence permitted under the term facility); and (v) 50% of excess cash flow, as defined in the senior secured credit facility; generally the mandatory prepayment rates decline in accordance with a leverage ratio test. The loans under the term loan facility bear interest, at the option of NewPage, at a rate per annum equal to either (i) the base rate plus 2.75%, or (ii) LIBOR plus 3.75%. The interest rate spreads are subject to reduction upon meeting certain leverage thresholds or upon the occurrence of an initial public offering. The weighted-average interest rate on the outstanding balance at December 31, 2008 and 2007 was 5.3% and 8.7%.

The senior secured credit facilities are jointly and severally guaranteed by NewPage Holding and each of NewPage’s guarantor subsidiaries. Subject to certain customary exceptions, NewPage and each of its guarantors granted to the lenders under the revolving credit facility a first priority security interest in and lien on NewPage’s and NewPage’s guarantor subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage, NewPage Holding and NewPage’s guarantor subsidiaries. Subject to certain customary exceptions, NewPage and each of the guarantors granted to the lenders under the term loan (i) a first priority security interest in and lien on substantially all of NewPage’s and NewPage’s guarantor subsidiaries’ present and future property and assets (other than cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage, NewPage Holding and NewPage’s guarantor subsidiaries), including the capital stock of the guarantor subsidiaries and 65% of the capital stock of NewPage’s foreign subsidiaries, if any, as well as NewPage capital stock owned by NewPage Holding and (ii) a second priority security interest in and lien on NewPage and NewPage’s guarantor subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage, NewPage Holding or the guarantor subsidiaries.

The senior secured credit facilities contain various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on NewPage’s ability and the ability of NewPage’s subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to NewPage from its subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities. In addition, under the term loan (and under the revolving credit facility to the extent that NewPage’s unused borrowing availability under the revolving credit facility plus excess cash are below $50 for 10 consecutive business days or $25 for three consecutive days), NewPage is required to comply with specified financial ratios and tests, including a minimum interest and fixed charge coverage ratios, maximum senior and total leverage ratios and maximum capital expenditures. The required financial covenant levels become more restrictive over the term of the senior secured credit facilities. By December 31, 2009, the leverage ratio declines to 5.00 with further decreases over the following three years to 3.75, the senior leverage ratio declines to 2.50 with further decreases over the following three years to 1.25, the interest coverage ratio increases to 2.00 with a further increase to 2.50 the following year and the fixed charge coverage ratio increases to 1.10. Certain items included in results of operations are excluded under the definition of “consolidated adjusted EBITDA” used to calculate compliance with the financial covenants in our senior secured credit facilities. These include items such as equity award expense, the effect of LIFO inventory accounting, non-cash pension expense, cost of restructuring activities and costs related to the integration of the two businesses, among other items.

Below are the required financial covenant levels and the actual levels as of December 31, 2008:

	Covenant	Actual
Maximum Leverage Ratio	5.75	4.77
Maximum Senior Leverage Ratio	3.25	2.52
Minimum Interest Coverage Ratio	1.75	2.43
Minimum Fixed Charge Coverage Ratio	1.00	1.41

We were in compliance with all covenants as of December 31, 2008. Despite the current negative economic environment, we believe our cash flows from operations, available borrowings under our revolving credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. Based on our projections for 2009, we believe that we will be in compliance with all financial covenants in 2009 and based on our evaluation of the current credit worthiness of the participating lenders under our revolving credit facility, believe we will continue to be able to access funds under this facility in 2009. Our 2009 projections anticipate pricing and volume trends consistent with the unfavorable supply versus demand trend that began in the fourth quarter of 2008 and continued volatility in energy and commodity costs, although at lower levels when compared to the 2008 peak.

We believe if volumes were to decrease somewhat compared to current projections, that we would be able to take actions such as capacity reductions or redundancy programs to maintain compliance with our financial covenants.

If a violation of our financial covenants were likely, we would attempt to obtain a waiver or amendment to the covenants. In addition, the senior secured credit agreements allow the shareholders of NewPage Group to make an equity contribution to NewPage within 10 days of the delivery of the compliance certificate to the administrative agent. The equity contribution would be added to consolidated adjusted EBITDA to determine compliance for an amount up to a maximum of $50 twice per year. We cannot provide assurance that waivers or amendments could be obtained or whether the shareholders of NewPage Group would make an equity contribution to cure a violation. If we did violate our financial covenants and were not able to obtain a waiver or amendment to the covenants and the shareholders of NewPage Group did not make an equity contribution to cure the violation, the debt would become immediately payable. We do not have sufficient cash on hand to satisfy such a demand. Accordingly, the inability to comply with the covenants or obtain waivers or amendments for non-compliance would have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

Floating Rate and 10% Senior Secured Notes

The senior secured notes consist of $806 face value of 10% senior secured notes and $225 of floating rate senior secured notes issued by NewPage. The senior secured notes mature on May 1, 2012. Interest on the 10% senior secured notes is payable semi-annually in arrears on May 1 and November 1. Interest on the 10% senior secured notes is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the floating rate senior secured notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.25% (9.4% and 11.2% at December 31, 2008 and 2007). NewPage pays interest on the floating rate senior secured notes quarterly, in arrears, on every February 1, May 1, August 1 and November 1.

The senior secured notes are secured on a second-priority basis by liens on all of the assets of NewPage and the guarantors other than the collateral securing the revolving credit facility and the stock of NewPage’s subsidiaries; are subordinated, to the extent of the value of the assets securing that indebtedness, to the senior secured credit facility; are senior in right of payment to NewPage’s existing and future subordinated indebtedness, including the senior subordinated notes; and are jointly and severally unconditionally guaranteed by most of NewPage’s subsidiaries.

At any time prior to May 1, 2009, NewPage may redeem all or a part of the 10% senior secured notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, NewPage may redeem all or a part of the 10% senior secured notes at an initial redemption price of 106%. On or after May 1, 2009, NewPage may redeem all or a part of the floating rate senior secured notes at an initial redemption price of 103%. If a change of control occurs, each holder of senior secured notes has the right to require NewPage to repurchase all or any part of that holder’s senior secured notes at 101% of the face value.

The senior secured notes contain various customary covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on NewPage’s ability and the ability of its subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to NewPage from its subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities.

12% Senior Subordinated Notes

The senior subordinated notes, issued by NewPage, consist of $200 face value senior subordinated notes that mature on May 1, 2013. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all NewPage’s existing and future senior debt, including the senior secured notes and borrowings under the senior secured credit facilities. Interest on the senior subordinated notes accrues at the rate of 12.0% per annum and is payable semi-annually in arrears on May 1 and November 1. The senior subordinated notes are jointly and severally guaranteed by most of NewPage’s subsidiaries.

At any time prior to May 1, 2009, NewPage may redeem all or a part of the senior subordinated notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, NewPage may redeem all or a part of the senior subordinated notes at an initial redemption price of 106%. If a change of control occurs, each holder of the senior subordinated notes has the right to require NewPage to repurchase all or any part of that holder’s senior subordinated notes at 101% of the face value.

The senior subordinated notes contain various customary covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on NewPage’s ability and the ability of its subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to NewPage from its subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities.

NewPage Holding Senior Unsecured PIK Notes

The NewPage Holding PIK Notes mature on November 1, 2013. Interest accrues at a rate per annum, reset semi-annually, equal to LIBOR plus 7.00% (10.3% and 11.8% at December 31, 2008 and 2007) and is payable by the issuance of additional NewPage Holding PIK Notes until maturity. The NewPage Holding PIK Notes are unsecured and are not guaranteed.

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

J.	INCOME TAXES

The principal current and noncurrent deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	NewPage Holding		NewPage
	2008	2007	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$903	$603	$903	$602
Compensation-related costs	296	154	296	154
Intangible assets	60	67	60	67
Tax credits	64	42	64	42
Other accruals and reserves	94	55	68	38

Total deferred tax assets	1,417	921	1,391	903
Valuation allowance	(649)	(391)	(623)	(391)

Net deferred tax assets	768	530	768	512

Deferred tax liabilities:
Property, plant and equipment	(761)	(760)	(761)	(760)
Inventory	(18)	(10)	(18)	(10)
Other	(2)	(16)	(2)	(16)

Total deferred tax liabilities	(781)	(786)	(781)	(786)

Net deferred tax liability	$(13)	$(256)	$(13)	$(274)

Included in the balance sheet:
Other current assets—deferred tax asset	$—	$19	$—	$19
Other current liabilities—deferred tax liability	(7)	—	(7)	—
Noncurrent net deferred tax liability	(6)	(275)	(6)	(293)

Net deferred tax liability	$(13)	$(256)	$(13)	$(274)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $1 reduction in deferred tax assets and a corresponding decrease in the valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1
Additions related to the Acquisition	62

Balance at December 31, 2007	63
Additions related to the Acquisition	58

Balance at December 31, 2008	$121

The significant components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
NewPage Holding:
Deferred income tax expense (benefit):
U.S. federal	$(58)	$1	$(19)
State and local	(34)	(4)	—

Total deferred income tax expense (benefit)	(92)	(3)	(19)
Valuation allowance	96	3	16

	4	—	(3)
Allocation to other comprehensive income (loss)	—	6	—

Income tax (benefit)	$4	$(6)	$(3)

	Year Ended December 31,
	2008	2007	2006
NewPage:
Deferred income tax expense (benefit):
U.S. federal	$(60)	$10	$(13)
State and local	(33)	(4)	1

Total deferred income tax expense (benefit)	(93)	6	(12)
Valuation allowance	87	4	8

	(6)	10	(4)
Allocation to other comprehensive income (loss)	(6)	6	—

Income tax (benefit)	$—	$4	$(4)

The following tables summarizes the major differences between the actual income tax provision (benefit) attributable to continuing operations and taxes computed at the U.S. federal statutory rate:

	Year Ended December 31,
	2008	2007	2006
NewPage Holding:
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(54)	$(10)	$(13)
State and local income taxes, net of federal benefit	(34)	(4)	2
Permanent differences	—	6	3
Tax credits	(8)	(1)	(2)
Valuation allowance	96	3	16
Other	4	—	(9)

Income tax (benefit)	$4	$(6)	$(3)

Effective tax rate	(3.2)%	19.1%	8.3%

	Year Ended December 31,
	2008	2007	2006
NewPage:
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(46)	$(1)	$(7)
State and local income taxes, net of federal benefit	(33)	(4)	2
Permanent differences	—	6	3
Tax credits	(8)	(1)	(2)
Valuation allowance	87	4	8
Other	—	—	(8)

Income tax (benefit)	$—	$4	$(4)

Effective tax rate	(0.2)%	(101.4)%	18.6%

We file income tax returns in the United States for federal and various state jurisdictions and in Canada. As of December 31, 2008, periods beginning in 2005 are still open for examination by various taxing authorities.

The federal net operating loss carryforward at December 31, 2008 was $1,790 and expires between 2021 and 2028. The Canadian federal net operating loss carryforward available to reduce Canadian federal taxable income at December 31, 2008 was C$1,116 and expires between 2025 and 2027. We have recorded a valuation allowance against our net deferred tax assets for U.S. and Canadian federal income taxes and for certain states since it is more likely than not that we will not realize these benefits as a result of the negative evidence presented by our history of losses. A reconciliation of the valuation allowance on deferred tax assets is as follows:

	NewPage Holding	NewPage
Balance at December 31, 2007	$391	$391
Acquisition-related adjustments	162	145
Current year activity	96	87

Balance at December 31, 2008	$649	$623

During 2008, we recognized an increase in deferred income tax assets of $281, primarily related to the completion of our analysis of the SENA opening balance sheet to recognize the difference between the book and tax bases for the investment in our Canadian subsidiary and the completion of the related corporate reorganization that generated a worthless stock deduction for tax purposes related to the investment in our Canadian subsidiary. These changes also resulted in an increase in the amount of unrecognized tax benefits of $58.

The tax effect of these adjustments changed our net deferred income tax position from a net deferred income tax liability position to a net deferred income tax asset position. As a result, in 2008 we restored the $39 valuation allowance on NewPage Holding’s deferred income taxes that was originally reversed at December 21, 2007. We also recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain state income taxes as it was more likely than not that we would not realize those benefits as a result of our history of losses. Because of the change to a net deferred income tax asset position, we also reversed the tax benefit recorded in 2007 for NewPage Holding and recognized income tax expense of $4 in the fourth quarter of 2008, as well as the reversal of the allocation to other comprehensive income (loss) for income tax expense of $6 for NewPage.

K.	EQUITY

As of December 31, 2008, NewPage Group was the sole holder of record of the shares of NewPage Holding common stock and NewPage Holding was the sole holder of record of the shares of NewPage common stock. There is no established public trading market for our common stock and we have never paid or declared a cash dividend on the common stock. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends. On December 21, 2007, Escanaba Timber contributed all of its outstanding common stock of NewPage Holding to NewPage Group in exchange for NewPage Group common stock.

In conjunction with the Acquisition, we recorded an equity contribution of $347 from NewPage Group, which consists of the fair value for the NewPage Group PIK Notes of $206 and the fair value of the 19.9% ownership of NewPage Group’s common stock issued to SEO of $141.

Equity Compensation

Maple Timber Management Interests

Certain members of management were granted Common Percentage Interests (“Management Interests”) in Maple Timber, our former indirect parent. In connection with the equity reorganization, all unvested Management Interests became vested as of December 21, 2007, the Management Interests were exchanged for NewPage Group common stock, and we recognized additional expense of $8 in 2007 as a result of the exchange. The fair value of Management Interests granted totaled $3 for the year ended December 31, 2006.

We have recognized expense related to the Management Interests of $13 and $11, included in selling, general and administrative expenses, for the years ended December 31, 2007 and 2006. The 2007 expense includes $4 for the repurchase of unvested equity interests granted to former executive officers and $8 for the vesting of the unvested Management Interests. The 2006 expense includes $9 for the repurchase of unvested equity interests granted to former executive officers.

Under repurchase agreements entered into with each of the executive officers, Maple Timber agreed to repurchase each executive officer’s Common Percentage Interests in certain situations, including termination of employment by NewPage without cause. NewPage loaned an aggregate of $11 to Maple Timber to enable it to satisfy its repurchase obligations in 2006 and 2007. The same repurchase obligations apply to NewPage Group common stock issued to replace the exchanged Common Percentage Interests and in 2008, NewPage loaned $6 to NewPage Group to enable it to satisfy its repurchase obligations. These loans were recorded as a reduction in shareholder’s equity as repayment is not assured.

Furthermore, certain other members of management were issued options to purchase Common Percentage Interests that only vest upon the occurrence of a change of control or an initial public offering. In connection with the equity reorganization these options were converted to options to purchase NewPage Group common stock.

NewPage Group Equity Incentive Plan

In 2007, the board of directors of NewPage Group adopted the NewPage Group Equity Incentive Plan and authorized 9.9 million shares for issuance under the plan. Grants under the incentive plan may include stock options, stock appreciation rights, restricted stock, performance awards (including cash performance awards) and other equity-based awards. Grants of stock options and other stock-based compensation awards are approved by the compensation committee of NewPage Group’s board of directors.

Stock options are the only form of compensation granted under the incentive plan as of December 31, 2008. Stock options expire not later than ten years from the date of grant. Effective as of December 21, 2007, options on 6,282,315 shares were awarded under the plan. Half of the options will vest in three equal annual installments through December 31, 2010. The other 50% of the options will vest in three equal annual installments based on meeting performance targets at the sole discretion of the compensation committee, during 2008, 2009 and 2010. To the extent performance targets are not met in a given year, they can still be met on a cumulative basis in a subsequent period during the three-year vesting period. All options will vest only to the extent the employee remains employed by us on each vesting date. However, a portion of the options will automatically vest upon a change of control or an initial public offering. Because the performance targets are determined annually, the performance-based options will not be considered granted until the performance criteria are approved by the compensation committee. Thus, while the performance-based options have already been awarded, for accounting purposes they will not be considered granted until the performance criteria are approved by the compensation committee in a future period. The performance criteria for the 2008 tranche of the performance-based options were approved on March 24, 2008 and those options were considered granted at that date. Expense for these grants was recognized during the first three quarters of 2008. During the fourth quarter of 2008, the previously recognized expense of $7 associated with these grants was reversed when it became improbable that performance targets would be met for 2008. Awards made in 2008 have similar terms.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2007	3,373	$19.83
Granted	1,692	21.26
Forfeited	(1,043)	21.22

Outstanding at December 31, 2008	4,022	20.46

Exercisable at December 31, 2008	847	21.24

The outstanding options and the exercisable options at December 31, 2008, each have a weighted-average remaining contractual life of 9.0 years. As of December 31, 2008, unrecognized compensation cost for outstanding options totaled $14. Stock compensation expense is expected to be $9, $4 and $1 in 2009, 2010 and 2011 for these options.

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

	Year ended
	December 31,
	2008	2007
Weighted-average fair value of options granted	$12.33	$12.28
Weighted average assumptions used for grants:
Expected volatility	60%	60%
Risk-free interest rate	3.2%	3.7%
Expected life of option (in years)	5	6

We have recognized expense for options of $18 and $1, included in selling, general and administrative expenses, for the years ended December 31, 2008 and 2007.

l.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

We provide retirement benefits for certain employees. In the U.S., pension benefits are provided through employer-funded qualified and non-qualified (unfunded) defined benefit plans and are a function of either years worked multiplied by a flat monetary benefit, or of years worked multiplied by the highest five years average earnings out of the last ten years of an employee’s pensionable service. As of January 1, 2009, benefits for U.S. salaried employees will be determined under a cash balance plan and existing accumulated benefits will be frozen. In Canada, pension benefits are provided through employer- and employee-funded defined benefit plans and benefits are a function of years worked and average final earnings during an employee’s pensionable service. Certain of the pension benefits are provided in accordance with collective bargaining agreements. Where pre-funding is required, independent actuaries determine the employer contributions necessary to meet the future obligations of the plans and such plan assets are held in trust for the plans. Benefits under our Canadian supplemental pension plan are unfunded but are secured through a letter of credit arrangement (Note N).

We also provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. We generally fund the employer portion of these other postretirement benefits on a pay-as-you-go basis. In certain instances in the United States, benefits had been voluntarily pre-funded through a Voluntary Employee Benefit Association (“VEBA”). For certain U.S. postretirement healthcare plans, the employer contributions toward the annual healthcare premium equivalent for retirees are limited to a specific monetary value or percentage, in which instance the remainder of the premium equivalent is the responsibility of the retiree. Certain of the other postretirement benefits are provided in accordance with collective bargaining agreements.

We also sponsor defined contribution plans for certain U.S. employees. Employees may elect to contribute a percentage of their salary on a pre-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. We may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain objectives. Certain of the U.S. defined contribution benefits are provided in accordance with collective bargaining agreements. During the years ended December 31, 2008, 2007 and 2006, we incurred expenses of $21, $16 and $15 for employer contributions to these defined contribution plans.

The following tables set forth the changes in the benefit obligation relating to defined benefit pension and other postretirement benefits and fair value of plan assets during the year and also the funded status of our defined benefit pension and other postretirement benefit plans showing the amounts recognized in our consolidated balance sheets as of December 31, 2008 and 2007. The U.S. defined benefit pension obligations include unfunded liabilities of $13 and $12 as of December 31, 2008 and 2007, associated with a non-qualified defined benefit pension plan in the United States.

	Pension Plans
	U.S. Plans		Canadian Plans
	2008	2007	2008	2007
Benefit obligation at beginning of period	$1,007	$197	$333	$—
Acquisition (adjustment)	(29)	804	—	325
Service cost	17	9	3	—
Interest cost	61	16	17	1
Plan participant contributions	—	—	2	—
Benefits paid	(65)	(12)	(19)	—
Plan amendments	3	—	—	—
Termination benefits	1	1	—	—
Foreign currency exchange rate changes	—	—	(55)	—
Actuarial (gains) losses	58	(8)	(47)	7

Benefit obligation at end of period	1,053	1,007	234	333

Fair value of plan assets at beginning of period	1,084	244	296	—
Acquisition	—	808	—	296
Actual return (loss) on plan assets	(222)	44	(43)	—
Plan participant contributions	—	—	2	—
Employer contributions	1	—	9	—
Benefits paid	(65)	(12)	(19)	—
Foreign currency exchange rate changes	—	—	(48)	—

Fair value of plan assets at end of period	798	1,084	197	296

Funded status at end of period	$(255)	$77	$(37)	$(37)

Included in the balance sheet:
Other assets	$—	$89	$—	$—
Other current liabilities	(1)	(1)	—	—
Other long-term obligations	(254)	(11)	(37)	(37)

Total net asset (liability)	$(255)	$77	$(37)	$(37)

Weighted-average assumptions:
Discount rate	6.2%	6.4%	7.5%	5.5%
Rate of compensation increase forcompensation-based plans	4.0%	4.5%	3.0%	2.5%

	Other Postretirement Plans
	U.S. Plans		Canadian Plans
	2008	2007	2008	2007
Benefit obligation at beginning of period	$272	$23	$27	$—
Acquisition (adjustment)	(26)	247	—	26
Service cost	2	1	1	—
Interest cost	14	2	1	—
Plan participant contributions	—	1	—	—
Benefits paid	(30)	(2)	(2)	—
Plan amendments	(10)	—	—	—
Foreign currency exchange rate changes	—	—	(4)	—
Actuarial (gains) losses	(2)	—	(7)	1

Benefit obligation at end of period	220	272	16	27

Fair value of plan assets at beginning of period	10	—	—	—
Acquisition	—	10	—	—
Plan participant contributions	—	1	—	—
Employer contributions	20	1	2	—
Benefits paid	(30)	(2)	(2)	—

Fair value of plan assets at end of period	—	10	—	—

Funded status at end of period	$(220)	$(262)	$(16)	$(27)

Included in the balance sheet:
Other current liabilities	$(27)	$(27)	$(1)	$—
Other long-term obligations	(193)	(235)	(15)	(27)

Total net asset (liability)	$(220)	$(262)	$(16)	$(27)

Weighted-average assumptions— Discount rate	6.2%	6.1%	7.3%	5.0%

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments.

The amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic defined benefit pension and other postretirement benefit cost as of December 31, 2008 and 2007 are as follows:

	2008
	Pension Plans		Other Post- retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Unrecognized net actuarial (gains) losses	$323	$20	$(4)	$(6)	$333
Net prior service cost (credit)	3	—	(9)	—	(6)

Total accumulated other comprehensive income (loss)	$326	$20	$(13)	$(6)	$327

	2007
	Pension Plans		Other Post- retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Total accumulated other comprehensive income (loss) — Unrecognized net actuarial (gains) losses	$(39)	$8	$(2)	$—	$(33)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	2008
	Pension Plans		Other Post- Retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Net actuarial (gains) losses	$362	$15	$(2)	$(7)	$368
Net prior service cost (credit)	3	—	(10)	—	(7)
Amortization of net prior service credit	—	—	1	—	1
Foreign currency exchange rate changes	—	(3)	—	1	(2)

Total recognized in other comprehensive income (loss)	$365	$12	$(11)	$(6)	$360

	2007
	Pension Plans		Other Post- retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Total recognized in other comprehensive income (loss) — Net actuarial (gains) losses	$(25)	$8	$(2)	$—	$(19)

The estimated net actuarial loss and prior service cost for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $22 and less than $1. The estimated net actuarial loss for the Canadian defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is less than $1. The estimated net actuarial (gain) and prior service cost for U.S. other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is zero and $(1). The estimated net actuarial (gain) for Canadian other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is less than $(1).

Total accumulated benefit obligation (“ABO”) as of December 31, 2008 and 2007 was $1,053 and $976 for all U.S. defined benefit pension plans and $227 and $318 for all Canadian defined benefit pension plans.

For defined benefit pension plans where the ABO exceeds the fair value of plan assets, the ABO, the projected benefit obligation (“PBO”) and the fair value of plan assets as of December 31, 2008 and 2007 are as follows:

	2008		2007
	U.S.	Canada	U.S.	Canada
ABO	$1,053	$227	$12	$220
PBO	1,053	234	12	231
Fair value of assets	798	197	—	197

For defined benefit pension plans where the PBO exceeds the fair value of plan assets, the ABO, the PBO and fair value of plan assets as of December 31, 2008 and 2007 are as follows:

	2008		2007
	U.S.	Canada	U.S.	Canada
ABO	$1,053	$227	$12	$318
PBO	1,053	234	12	333
Fair value of assets	798	197	—	296

Pension plan assets are held in trusts with investment policies providing a framework within which to manage the assets in each trust. The long-term strategic allocation target ranges for investments for the U.S. and Canadian pension plans are as follows:

	U.S.	Canada
Cash and cash equivalents	0% to 10%	0% to 10%
Equity securities	45% to 65%	55% to 65%
Debt securities	30% to 40%	35% to 45%
Real estate	0% to 10%	N/A
Other, including alternative investments	0% to 10%	N/A

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

Defined benefit pension plan assets percentage of fair value by asset category at December 31, 2008 and 2007 are as follows:

	2008		2007
	U.S. %	Canada %	U.S. %	Canada %
Cash and cash equivalents	2	—	6	5
Equity securities	46	57	55	54
Debt securities	42	42	29	41
Real estate	4	—	4	—
Other, including alternative investments	6	1	6	—

Total	100	100	100	100

The expected long-term rates of return on plan assets were derived based on the capital market assumptions for each designated asset class under the respective trust’s investment policy. The capital market assumptions reflect a combination of historical performance analysis and the forward-looking return expectations of the financial markets.

A summary of the components of net periodic costs for the years ended December 31, 2008, 2007 and 2006, is as follows:

Pension Plans

	U.S. Plans			Canadian Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007
Service cost	$17	$8	$9	$3	$—
Interest cost	61	13	12	17	1
Termination benefits	1	1	—	—	—
Expected return on plan assets	(82)	(20)	(19)	(19)	(1)

Net periodic cost before settlement and curtailment	(3)	2	2	1	—
Settlement loss	—	—	5	—	—
Curtailment loss	—	—	2	—	—

Net periodic cost (income) after settlement and curtailment	(3)	2	9	1	—
Less – cost (income) allocated to discontinued operations	—	—	7	—	—

Net periodic cost (income) allocated to continuing operations	$(3)	$2	$2	$1	$—

Weighted-average assumptions:
Discount rate	6.4%	6.3%	5.7%	5.5%	5.7%
Long-term expected rate of return on plan assets	7.9%	7.9%	7.4%	7.0%	7.0%
Rate of compensation increase for compensation-based plans	4.5%	4.5%	N/A	3.0%	2.5%

Other Postretirement Plans

	U.S. Plans			Canadian Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007
Service cost	$2	$1	$1	$1	$—
Interest cost	14	2	1	1	—
Expected return on plan assets	(1)	—	—	—	—
Amortization of net prior service cost (credit)	(1)	—	—	—	—
Termination benefits	—	—	1	—	—

Net periodic cost before settlement and curtailment	14	3	3	2	—
Curtailment (gain) loss	—	—	(8)	—	—

Net periodic cost (income) after settlement and curtailment	14	3	(5)	2	—
Less—cost (income) allocated to discontinued operations	—	—	(7)	—	—

Net periodic cost allocated to continuing operations	$14	$3	$2	$2	$—

Weighted-average assumptions:
Discount rate	6.1%	6.1%	5.6%	5.0%	5.2%
Weighted-average healthcare cost trend rate	10.0%	8.4%	11.0%	9.5%	13.0%
Long-term expected rate of return on plan assets	4.5%	4.5%	—	—	—

The annual rate of increase in healthcare costs in the U.S. is assumed to decline ratably each year until reaching 5.0% in 2017. The annual rate of increase in healthcare costs in Canada is assumed to decline ratably each year until reaching 5.5% in 2014.

A one-percentage-point change in assumed retiree healthcare costs trend rates would have the following effects at December 31, 2008:

	Increase		Decrease
	U.S.	Canada	U.S.	Canada
Effect on total service and interest cost components	$—	$—	$—	$—
Effect on accumulated postretirement benefit obligation	2	—	(2)	—

Estimated future benefit payments for the plans for each of the next five years and for the five years thereafter are expected to be paid as follows:

	Pension Plans		Other Postretirement Plans
	U.S.	Canada	U.S.	Canada
2009	$63	$17	$27	$2
2010	64	17	26	2
2011	65	18	25	2
2012	67	18	24	2
2013	68	18	22	2
2014 through 2018	366	90	95	7

Expected employer contributions to be paid during the next year are as follows:

	Pension Plans		Other Postretirement Plans
	U.S.	Canada	U.S.	Canada
Expected payments during 2009	$1	$15	$27	$2

A curtailment loss of $1 resulted from the permanent shutdown of our No. 7 paper machine and related activities at the Luke, Maryland, mill during the fourth quarter of 2006. Because the curtailment loss occurred after the plan measurement date, but before our year end, the loss was recognized in the first quarter of 2007 in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

As a result of the restructuring actions described in Note M, during the first quarter of 2008 we recognized a special termination charge of $1 in cost of sales for employees affected by the shutdown of the No. 11 paper machine in Rumford, Maine. During 2008, we recorded adjustments to the purchase price allocation for decisions made to reduce benefits for salaried employees to reflect a $29 reduction in benefit obligations under the NPCP pension plans and a $25 reduction in benefit obligations under a NPCP postretirement plan.

M.	RESTRUCTURING

SENA Acquisition

During 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions were intended to create a single business platform, enable us to remain competitive in the marketplace, serve our customers more efficiently, balance supply and customer demand and deliver on the projected synergies of the Acquisition.

The restructuring actions taken are as follows:

•	Permanently close the No. 11 paper machine in Rumford, Maine, in February 2008; approximately 60 employees were affected by the shutdown

•	Permanently close the pulp mill and both paper machines in Niagara, Wisconsin, in June 2008; approximately 320 employees were affected by the shutdown

•

Permanently close the No. 95 paper machine in Kimberly, Wisconsin, in May 2008 and the mill and both remaining paper machines, Nos. 96 and 97, in September 2008; approximately 600 employees were affected by the shutdowns

•	Permanently close the Chillicothe, Ohio, converting facility in February 2009; approximately 160 employees were affected by the shutdown

•	Reduce personnel in other areas, including sales, finance and other support functions; approximately 200 employees will be affected by this action

During 2008, as a result of these actions, we incurred charges of $34, including $22 in accelerated depreciation and $5 in inventory write-offs recorded in cost of sales and $7 of employee-related costs, of which $5 is recorded in cost of sales and $2 is recorded in selling, general and administrative expenses. In addition, during 2008 we recorded liabilities of $39 for employee-related costs of former SENA employees and $22 for closure costs of acquired plants in the purchase price allocation. Most of the affected employees had separated from the company by December 31, 2008 and the remainder will separate in 2009. We expect all remaining closure-related activities to be substantially completed in 2009.

The activity in the accrued restructuring liability relating to these actions for the year ended December 31, 2008 was as follows:

	Closure Costs	Employee Costs
Balance accrued at December 31, 2007	$—	$4
Additions to reserve recorded in the purchase price allocation	22	39
Current charges	—	7
Payments	(8)	(31)

Balance accrued at December 31, 2008	$14	$19

Shutdown of No. 7 Paper Machine at Luke, Maryland

During the fourth quarter of 2006, we announced a plan to permanently shut down the No. 7 paper machine and related activities and to reduce headcount by approximately 130 employees at the Luke, Maryland mill. As a result of this action, we incurred pretax charges, recorded in cost of sales, of $18, including $15 for accelerated depreciation and inventory write-offs recorded in the fourth quarter of 2006 and $3 for severance and early retirement benefits, of which $2 was recorded in the fourth quarter of 2006 and $1 was recorded in the first quarter of 2007. As of June 30, 2007, this action was complete.

N.	COMMITMENTS AND CONTINGENCIES

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

Commitments

We are party to fiber supply agreements that entitle us to purchase minimum volumes of wood at market prices for periods through 2026, with renewal periods at our option. We are required to purchase minimum levels and have optional volumes that we can purchase under some of the agreements. The agreements include a limitation of damages under which our maximum potential damages for default are based on a price per ton of wood not delivered, and excuse performance if the failure is the result of a force majeure event that would have prevented either party from performing its obligations. The aggregate maximum amount of potential damages declines from approximately $21 per year in 2009 and totals an aggregate of $192 for all periods. These contracts are assignable by either party with mutual consent.

We have provided letters of credit to various environmental agencies as a means of providing financial assurance with regard to environmental liabilities. We also provided a letter of credit for securing a supplemental pension obligation and letters of credit or other financial assurance obligations to fulfill supplier financial assurance requirements. As of December 31, 2008, we had $87 in outstanding letters of credit. Payment would only be required under these letters of credit if we defaulted on commitments made under these arrangements.

We are a party to a service agreement that provides information technology services through December 31, 2017 and human resources services through January 31, 2013 necessary to support our operations, at specified monthly base prices. The base price for services under the agreement is approximately $25 annually and can be terminated with an early termination payment that declines over time.

In 2006, we were awarded financial assistance in the amount of Canadian $65 from the Province of Nova Scotia in settlement of its commitment to provide licensed land to the Port Hawkesbury mill. The amount will be paid out over seven years (C$10 in each of the first six years, and C$5 in the seventh year) and is recorded in cost of sales. Payout is to be made upon completion of each cumulative 12 month period of operation of the paper machines. If there is no production for 24 continuous months, all current and future payments will be forfeited.

O.	LEASE OBLIGATIONS

We lease certain buildings, transportation equipment and office equipment under operating leases with terms of one to 10 years. Rental expense for the years ended December 31, 2008, 2007 and 2006 was $23, $15 and $15.

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

Future minimum non-cancelable operating lease payments and capital lease payments and the related present value of the capital lease payments at December 31, 2008 are as follows:

	Operating Leases	Capital Lease
2009	$9	$7
2010	7	7
2011	6	7
2012	4	7
2013	3	8
Thereafter	4	164

Total minimum lease payments	$33	200

Portion representing interest		(53)

Present value of net minimum lease payments		$147

P.	RELATED PARTY TRANSACTIONS

Cerberus retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are materially consistent with those terms that would have been obtained in an arrangement with an unaffiliated third party. We have commercial arrangements with other entities that are owned or controlled by Cerberus. We are a party to a capital lease for which Chrysler Capital, an affiliate of Cerberus, is an equity investor and is entitled to certain equity buyout payments no earlier than 2014. The lease was entered into before Chrysler Capital became an affiliate of Cerberus. In addition, Commercial Finance LLC, an affiliate of Cerberus, is a lender under our senior secured revolving credit facility. We believe that these transactions are on arms’-length terms and are not material to our results of operations or financial position.

Subsequent to the Acquisition, we are a party to various purchase agreements with SEO. We also sell power generated at Consolidated Water Power Company, a wholly-owned subsidiary, to a subsidiary of SEO. We believe that these transactions are on arms’-length terms and are not material to our results of operations or financial position.

Q.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net unrealized gain (loss) on cash flow hedges, foreign currency translation adjustments and net actuarial gain (loss) and net prior service cost (credit) on our defined benefit plans. The components of accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are as follows:

	2008	2007
NewPage:
Unrealized gain (loss) on cash flow hedge, net of tax expense (benefit) of $3 and $(1)	$(60)	$—
Foreign currency translation adjustment	(9)	—
Unrecognized gain (loss) on defined benefit plans, net of tax expense of zero and $10	(327)	23

	$(396)	$23

NewPage Holding:
Unrealized gain (loss) on cash flow hedge, net of tax expense (benefit) of $(1) and $(1)	$(56)	$—
Foreign currency translation adjustment	(9)	—
Unrecognized gain (loss) on defined benefit plans, net of tax expense of $10 and $10	(337)	23

	$(402)	$23

R.	DISPOSITIONS

Sale of Hydroelectric Facilities

Included in other income (expense) for the year ended December 31, 2006 is a gain of $65 on the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine. We received cash proceeds of $144 from the sale.

Sales of Carbonless Paper Business

Effective April 1, 2006, we completed the sale of our carbonless paper business to P. H. Glatfelter Company for a cash sales price of $84.

Net sales of the carbonless paper business (included in discontinued operations) were $106 for the year ended December 31, 2006. Included in the loss from discontinued operations for the year ended December 31, 2006, is $19 of charges related to the sale of the business, including curtailment and settlement costs related to the employee benefit plans.

S.	INITIAL PUBLIC OFFERING OF NEWPAGE GROUP

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

T.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan which include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for us for the year ended December 31, 2009 and is to be applied on a prospective basis. We are currently evaluating the potential effect of the adoption of FSP FAS 132(R)-1 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009. The adoption of SFAS No. 141R will not have a material effect on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For items covered by FSP FAS 157-2, SFAS No. 157 will go into effect for us as of January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and liabilities will not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us as of January 1, 2009. The adoption of SFAS No. 160 will result in the reclassification of minority interests to shareholders’ equity (deficit).

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for us as of January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

U.	SUPPLEMENTAL CONSOLIDATING INFORMATION

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

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$2	$—	$3
Accounts receivable	242	35	1	—	278
Inventories	249	379	—	—	628
Other current assets	11	10	1	—	22

Total current assets	503	424	4	—	931
Intercompany receivables	1,194	168	20	(1,382)	—
Property, plant and equipment, net	16	3,122	40	27	3,205
Investment in subsidiaries	2,051	47	—	(2,098)	—
Other assets	97	12	1	(1)	109

TOTAL ASSETS	$3,861	$3,773	$65	$(3,454)	$4,245

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$51	$201	$1	$1	$254
Other current liabilities	99	164	7	—	270
Current maturities of long-termdebt	16	—	—	—	16

Total current liabilities	166	365	8	1	540
Intercompany payables	244	1,139	—	(1,383)	—
Long-term debt	2,753	147	—	—	2,900
Other long-term liabilities	547	69	—	—	616
Deferred income taxes	(6)	2	10	—	6
Minority interest	—	—	—	26	26
Stockholder’s equity	157	2,051	47	(2,098)	157

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,861	$3,773	$65	$(3,454)	$4,245

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$88	$49	$5	$1	$143
Accounts receivable	160	187	2	2	351
Inventories	141	443	—	—	584
Other current assets	24	18	1	—	43

Total current assets	413	697	8	3	1,121
Intercompany receivables	1,123	201	14	(1,338)	—
Property, plant and equipment, net	14	3,485	36	29	3,564
Investment in subsidiaries	2,072	43	—	(2,115)	—
Other assets	178	20	1	(1)	198

TOTAL ASSETS	$3,800	$4,446	$59	$(3,422)	$4,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$27	$303	$8	$—	$338
Other current liabilities	97	193	—	—	290
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	140	496	8	—	644
Intercompany payables	61	1,277	—	(1,338)	—
Long-term debt	2,763	146	—	—	2,909
Other long-term liabilities	51	300	—	—	351
Deferred income taxes	130	155	8	—	293
Minority interest	—	—	—	31	31
Stockholder’s equity	655	2,072	43	(2,115)	655

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,800	$4,446	$59	$(3,422)	$4,883

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$2,144	$3,911	$89	$(1,788)	$4,356
Cost of sales	1,905	3,776	89	(1,791)	3,979
Selling, general and administrative expenses	148	69	—	—	217
Equity in (earnings) loss of subsidiaries	(64)	—	—	64	—
Interest expense	268	9	—	—	277
Other (income) expense, net	5	(5)	—	—	—

Income (loss) before income taxes	(118)	62	—	(61)	(117)
Income tax (benefit)	2	(2)	—	—	—

Net income (loss)	$(120)	$64	$—	$(61)	$(117)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$2,106	$1,832	$2	$(1,772)	$2,168
Cost of sales	1,869	1,799	2	(1,775)	1,895
Selling, general and administrative expenses	120	4	—	—	124
Equity in (earnings) of subsidiaries	(19)	—	—	19	—
Interest expense	154	—	—	—	154
Other (income) expense, net	(3)	(1)	—	3	(1)

Income (loss) before income taxes	(15)	30	—	(19)	(4)
Income tax (benefit)	(7)	11	—	—	4

Net income (loss)	$(8)	$19	$—	$(19)	$(8)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$2,034	$1,761	$—	$(1,757)	$2,038
Cost of sales	1,839	1,744	—	(1,758)	1,825
Selling, general and administrative expenses	111	1	—	—	112
Equity in (earnings) of subsidiaries	(17)	—	—	17	—
Interest expense	146	—	—	—	146
Other (income) expense, net	(24)	(2)	—	1	(25)

Income (loss) from continuing operations	(21)	18	—	(17)	(20)
Income tax (benefit)	(11)	7	—	—	(4)

Income (loss) from continuing operations	(10)	11	—	(17)	(16)
Income (loss) from discontinued operations	(22)	6	—	—	(16)

Net income (loss)	$(32)	$17	$—	$(17)	$(32)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$(45)	$103	$(5)	$7	$60

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	4	2	—	6
Cash paid for acquisition	(8)	—	—	—	(8)
Capital expenditures	(11)	(154)	—	—	(165)

Net cash provided by (used for) investing activities	(19)	(150)	2	—	(167)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford
Cogeneration to limited partners	—	—	—	(8)	(8)
Loans to parent companies	(7)	—	—	—	(7)
Borrowings on revolving credit facility	153	—	—	—	153
Payments on revolving credit facility	(153)				(153)
Repayments of long-term debt	(16)	—	—	—	(16)

Net cash provided by (used for) financing activities	(23)	—	—	(8)	(31)

Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)

Net increase (decrease) in cash and cash equivalents	(87)	(49)	(3)	(1)	(140)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$1	$—	$2	$—	$3

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$196	$84	$—	$(2)	$278

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	(1,552)	61	5	—	(1,486)
Capital expenditures	(6)	(96)	—	—	(102)

Net cash provided by (used for) investing activities	(1,558)	(35)	5	—	(1,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,008	—	—	—	2,008
Payment of financing costs	(62)	—	—	—	(62)
Distributions from Rumford
Cogeneration to limited partners	—	—	—	(8)	(8)
Loans to parent companies	(5)	—	—	—	(5)
Repayments of long-term debt	(524)	—	—	—	(524)

Net cash provided by (used for) financing activities	1,417	—	—	(8)	1,409

Net increase (decrease) in cash and cash equivalents	55	49	5	(10)	99
Cash and cash equivalents at beginning of period	33	—	—	11	44

Cash and cash equivalents at end of period	$88	$49	$5	$1	$143

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$88	$85	$—	$7	$180

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	84	145	—	—	229
Capital expenditures	(4)	(84)	—	—	(88)
Net cash flows from discontinued operations	—	(1)	—	—	(1)

Net cash provided by (used for) investing activities	80	60	—	—	140

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—	—	—	(1)
Distributions from Rumford
Cogeneration to limited partners	—	—	—	(6)	(6)
Loans to parent companies	(10)	—	—	—	(10)
Intercompany transactions	145	(145)	—	—	—
Repayments of long-term debt	(224)	—	—	—	(224)
Net borrowings (payments) from revolving credit facility	(46)	—	—	—	(46)

Net cash provided by (used for)financing activities	(136)	(145)	—	(6)	(287)

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	—	—	—	10	10

Net increase (decrease) in cash and cash equivalents	32	—	—	11	43
Cash and cash equivalents at beginning of period	1	—	—	—	1

Cash and cash equivalents at end of period	$33	$—	$—	$11	$44

V.	CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

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

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

Dollars in millions, except per share amounts

	2008	2007
ASSETS
Investment in NewPage	$157	$655
Other assets	1	20

TOTAL ASSETS	$158	$675

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Long-term debt—NewPage Holding PIK Notes	$182	$161

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock—10 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	661	632
Accumulated deficit	(283)	(141)
Accumulated other comprehensive income (loss)	(402)	23

Total stockholder’s equity (deficit)	(24)	514

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$158	$675

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	2008	2007	2006
Selling, general and administrative expenses	$—	$3	$—
Interest expense—non-cash	21	21	19
Equity in (earnings) loss of NewPage	117	8	32

Income (loss) before income taxes	(138)	(32)	(51)
Income tax expense (benefit)	4	(10)	1

Net income (loss)	$(142)	$(22)	$(52)

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Dollars in millions

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(142)	$(22)	$(52)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non-cash interest expense	21	21	19
Equity in (earnings) loss in NewPage	117	8	32
Deferred income taxes	4	(10)	—
Write-off of costs of withdrawn 2006 initial public offering	—	3	—
Change in accounts payable	—	(1)	1

Net cash provided by (used for) operating activities	—	(1)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from NewPage	—	1	3
Payment of financing costs	—	—	(3)

Net cash provided by financing activities	—	1	—

Net increase in cash and cash equivalents and cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL INFORMATION
Non-cash transaction—
Issuance of securities by NewPage Group as acquisition consideration	$—	$347	$—

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.	CONTROLS AND PROCEDURES

Evaluation of NewPage Holding’s and NewPage’s disclosure controls and procedures

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2008, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing these reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on internal control over financial reporting

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that NewPage Holding and NewPage maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the names, ages and a brief account of the business experience for at least the last five years of the directors and executive officers of NewPage Holding and NewPage as of February 20, 2009.

Name	Age	Position
Mark A. Suwyn	66	Chairman of the Board and Chief Executive Officer

Robert M. Armstrong	69	Director

Charles E. Long	69	Director

James R. Renna	38	Director

John W. Sheridan	54	Director

Lenard B. Tessler	56	Director

Michael S. Williams	59	Director

Alexander M. Wolf	34	Director

George J. Zahringer, III	55	Director

Daniel A. Clark	50	Senior Vice President, Business Excellence and Chief Information Officer

Douglas K. Cooper	61	Vice President, General Counsel and Secretary

Michael T. Edicola	51	Vice President, Human Resources

George F. Martin	52	Senior Vice President, Operations

Michael L. Marziale	51	Senior Vice President, Marketing, Strategy and General Management

Barry R. Nelson	44	Senior Vice President, Sales

David J. Prystash	47	Senior Vice President and Chief Financial Officer

Richard D. Willett, Jr.	39	President and Chief Operating Officer

Mark A. Suwyn has been chief executive officer since April 2006 and acted in that capacity on an interim basis from March 2006 to April 2006. Mr. Suwyn has been the chairman of the board of directors of NewPage and NewPage Holding since May 2005 and has been the chairman of the board of directors of NewPage Group since October 2007. From November 2004 to May 2005, Mr. Suwyn served as a consultant for Cerberus Capital Management through Marsuw, LLP, a company for which he was the founder and president. Mr. Suwyn was chairman and chief executive officer of Louisiana-Pacific Corporation from 1996 until October 2004. Mr. Suwyn serves as a board member of Ballard Power Systems Inc. and BlueLinx Holdings, Inc.

Robert M. Armstrong has been a member of the board of directors of NewPage and NewPage Holding since April 2006 and a member of the board of directors of NewPage Group since October 2007. Mr. Armstrong serves on the board and audit committee of the Quantitative Group of Mutual Funds. Mr. Armstrong has been a private consultant since 1998.

Charles E. Long has been a member of the board of directors of NewPage and NewPage Holding since March 2008 and a member of the board of directors of NewPage Group since December 2007. Mr. Long is a former vice chairman of Citicorp and its principal subsidiary, Citibank. Mr. Long held various positions during his career with Citicorp, which began in 1972 and from which he retired in 1998. Mr. Long is also a director of The Drummond Company and Introgen Therapeutics, Inc.

James R. Renna has been a member of the board of directors of NewPage, NewPage Holding and NewPage Group since April 2008. Mr. Renna has been a financial executive with Cerberus Operations Inc. since May 2006. Prior to that he was a corporate vice president of MCI Communications from December 2002 to March 2006.

John W. Sheridan has been a member of the board of directors of NewPage and NewPage Holding since August 2005 and a member of the board of directors of NewPage Group since October 2007. In February 2006, Mr. Sheridan was appointed president and chief executive officer of Ballard Power Systems, Inc., a fuel cell manufacturer, after serving as interim chief executive officer since October 2005. Mr. Sheridan has served on the board of Ballard Power Systems, Inc. since May 2001, serving as chairman of the board from June 2004 until February 2006.

Lenard B. Tessler has been a member of the board of directors of NewPage and NewPage Holding since May 2005 and a member of the board of directors of NewPage Group since October 2007. Mr. Tessler has been a managing director of Cerberus Capital Management, L.P. since May 2001 to the present. Mr. Tessler serves as a member of the board of directors of Chrysler LLC, LNR Property Corp. and GMAC LLC.

Michael S. Williams has been a member of the board of directors of NewPage and NewPage Holding since August 2005 and a member of the board of directors of NewPage Group since October 2007. Mr. Williams has been chairman and chief executive officer of IAP Worldwide Services Inc. since January 2008. Prior to that, he was an employee of Cerberus Capital Operations Inc. from January 2007 to January 2008. Prior to that he was president of Madoc LLC and served as a consultant for Cerberus Capital Management, L.P. since October 2004. Mr. Williams was the president and chief executive officer of Netco Government Services Inc., an enterprise network integration solution provider, from February 2002 through October 2004.

Alexander M. Wolf has been a member of the board of directors of NewPage and NewPage Holding since May 2005 and a member of the board of directors of NewPage Group since October 2007. Mr. Wolf has been a managing director of Cerberus Capital Management, L.P. since March 2006, a senior vice president from April 2004 through February 2006 and a vice president from December 2001 through March 2004.

George J. Zahringer, III has been a member of the board of directors of NewPage and NewPage Holding since May 2007 and a member of the board of directors of NewPage Group since October 2007. Since June 2008, Mr. Zahringer has been a managing director and client advisor at Deutsche Bank Securities Inc. Prior to that, Mr. Zahringer was a senior managing director of Bear Stearns & Co., Inc. and served in its Private Client Services Division since 1979. Mr. Zahringer serves as a member of the board of directors of Remington Arms Company, Inc. and Chrysler LLC.

Daniel A. Clark has been senior vice president, business excellence and chief information officer since December 2007. Prior to that, Mr. Clark was chief information officer and vice president of order management since May 2005. Prior to that, Mr. Clark was employed by MeadWestvaco Papers Group as vice president of order management from January 2002 to May 2005.

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

Michael L. Marziale has been senior vice president, marketing strategy and general management since December 2007. Prior to that, Mr. Marziale was vice president of business development and chief technology officer from August 2006 to December 2007. Mr. Marziale was vice president and general manager, carbonless systems and chief technology officer from May 2005 through July 2006. Prior to that, he was general manager, carbonless systems of MeadWestvaco’s Papers Group since September 2002.

Barry R. Nelson has been senior vice president, sales since January 2008. Prior to that, Mr. Nelson was vice president, printing sales since May 2005. Prior to that, Mr. Nelson was vice president, printing sales of MeadWestvaco Papers Group from August 2002 to May 2005.

David J. Prystash has been senior vice president and chief financial officer since September 2008. Prior to that, Mr. Prystash was controller, global product development at Ford Motor Company from January 2005 to September 2008. From April 2006 until September 2008, he was a member of our board of directors. From June 2003 to December 2004, he was executive director, vehicle remarketing at Ford.

Richard D. Willett, Jr. has been president and chief operating officer since April 2006. Prior to that, Mr. Willett was executive vice president and chief operating officer of Teleglobe International Holdings Ltd. since January 2005. Prior to that, he was chief financial officer and executive vice president since June 2004 and chief financial officer and vice president of operations of Teleglobe Canada ULC and Teleglobe America Inc. since June 2003.

Committees of the Board of Directors

The boards of directors of NewPage Holding and NewPage have established joint audit, compensation and compliance committees.

Our audit committee consists of Robert M. Armstrong, Charles E. Long and John W. Sheridan. As of December 31, 2008, all of the audit committee members were independent directors. Mr. Sheridan serves as the chairman of the audit committee. Duties of the audit committee include:

•	appointing or replacing independent accountants

•	meeting with our independent accountants to discuss the planned scope of their examinations, the adequacy of our internal controls and our financial reporting

•	reviewing the results of the annual examination of our consolidated financial statements and periodic internal audit examinations

•	reviewing and approving the services and fees of our independent accountants

•	monitoring and reviewing our compliance with applicable legal requirements

•	performing any other duties or functions deemed appropriate by our board of directors

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

Our compliance committee consists of James R. Renna, Mark A. Suwyn and George J. Zahringer, III. Mr. Zahringer serves as the chairman of the compliance committee. Duties of the compliance committee include the oversight of our policies, programs and procedures to ensure compliance with relevant laws.

Code of Ethics

We have adopted a code of ethics for all associates, including our chief executive officer, chief financial officer, controller and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at www.newpagecorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

The compensation committee has responsibility for establishing, monitoring and implementing our compensation philosophy. We compensate our executive officers named in the Summary Compensation Table, who we refer to as the “Executives,” through a combination of base salary, bonus plan awards, equity ownership, stock options and various other benefits, all designed to be competitive with comparable employers and to align each Executive’s compensation with the long-term interests of our stockholders.

Base salary and bonus plan awards are determined and paid annually and are designed to reward current performance. Through various vesting and lock-up restrictions, equity investments and stock options are designed to reward longer-term performance. We may also use discretionary executive bonus awards for special situations. Our process for setting annual Executive compensation consists of the compensation committee establishing overall compensation targets for each Executive and allocating that compensation between base salary and annual bonus compensation. Executive bonus compensation is designed as “at-risk” pay to be earned based on the achievement of company-wide performance objectives, personal performance objectives, the Executive’s demonstrated adherence to our core values and other factors deemed relevant by the compensation committee. The same compensation policies apply to all Executives. Any differences in the level of compensation are as a result of the Executive’s position in the company, individual performance and external market considerations for the position.

Targeted Overall Cash Compensation

Under our compensation structure, the mix of base salary and annual bonus compensation for each Executive varies depending upon his position with the company. The estimated allocation between base salary and bonus award at target levels is as follows:

	Base Salary	Target Bonus Award
Chairman & Chief Executive Officer and President & Chief Operating Officer	50%	50%
Other Executives	55-60%	40-45%

In allocating cash compensation between these elements, we believe that a significant portion of the compensation of our Executives—the level of management having the greatest ability to influence our performance—should be performance-based and therefore “at risk.” In making this allocation, we relied in part upon the advice of Frederick W. Cook & Co., which we refer to as “Cook,” and its survey findings and analysis, which validate this approach.

Compensation-Setting Process

The compensation committee approves all compensation and awards to Executives, as well as the rest of our senior leadership team, and has retained Cook as its compensation advisor. Generally, the compensation committee reviews data from Cook regarding compensation for our chief executive officer, his performance and then-current compensation and, following discussions with him, establishes his compensation levels. For the remaining Executives, our chief executive officer makes recommendations to the compensation committee based on individual performance during the prior year and competitive data from surveys, available public information and Cook.

Each year Cook prepares a study for the compensation committee that compares the compensation of individual Executives to the compensation of similar positions at the following peer group companies, or Peer Group, in the forest products industry having market capitalizations comparable to what we believe our market capitalization would have been as a public company at the beginning of that year, as presented in proxy statements filed during the prior year: Bemis Company, Inc., Crown Holdings Inc., Domtar Inc., Graphic Packaging Corporation, Greif Inc., MeadWestvaco Corporation, Packaging Corporation of America, Pactiv Corporation, Rock-Tenn Company, Sealed Air Corporation, Smurfit-Stone Container Corp., Sonoco Products Company, Temple-Inland Inc. and Verso Paper, Inc. For 2008, the Cook study also compared the compensation of individual Executives to 2007 national survey data gathered by two independent compensation consultants; Hewitt and Towers Perrin. The Hewitt and Towers Perrin

surveys each covered in excess of one hundred companies participating across all industries. The compensation committee did not review the individual surveys used by Cook to prepare its study nor did it know the names of the companies included in the surveys. The Cook study was used by management and the compensation committee to help determine appropriate compensation levels for all Executives for 2008. The compensation committee reviews total, short-term and long-term compensation annually with a view to aligning it with the 50th percentile of the selected Peer Group.

For purposes of setting 2008 base salary each Executive was reviewed against his contribution to key 2007 initiatives involving our business as well as overall company performance (see the Compensation Discussion & Analysis section of Amendment No. 2 to the Form S-1 for NewPage Group Inc. filed with the SEC on August 20, 2008 for a description of 2007 key initiatives and individual performance). Key initiatives during 2008 for all Executives included the following:

•

initiating and driving the integration of two similar-sized organizations in a manner that did not disrupt operations or customers, while also taking actions toward achieving $265 million of value through realization of synergies from the combination

•	accelerating and achieving productivity initiatives and associated cost savings

•	completely reviewing and changing market channels to reflect our broader product line and market presence

•	reacting to a major downturn in demand caused by the recession and doing so without a devastating effect on EBITDA

The senior management of NewPage recommended to the compensation committee that no bonuses be granted to the Executives or other members of the senior leadership team for 2008. This recommendation was not based on individual performance, but as a result of company performance against targets and the desire to conserve cash and manage costs during the worst market downturn seen in many decades. The compensation committee concurred with management’s recommendation.

Despite the decision to not pay bonuses to Executives in 2008, the performance of each Executive was reviewed for performance against company values, including safety, integrity, results, teamwork, communication, judgment and change. A summary of key individual achievements of the Executives in 2008 is discussed below.

MARK A. SUWYN The compensation committee discussed and assessed the performance of the chief executive officer. The committee noted the successful integration of the acquired SENA facilities, people and businesses during the year. In addition the committee noted the swift response to a sudden and unprecedented market downturn, including facility shutdowns and changes in market direction while keeping momentum positive for the company. The committee also noted the addition of several key talented executives to help manage through this critical phase.

In his role as chief executive officer, Mr. Suwyn led the assessment with the compensation committee of each other Executive’s individual performance against company opportunities, our overall performance, and the specific responsibilities of the Executive’s position. The other Executives did not play a role in the determination of their own compensation, other than discussing with the chief executive officer their individual performance.

RICHARD D. WILLETT, JR. Mr. Willett played the lead role in preparing for and overseeing the integration activities of the SENA facilities with our existing operations. The integration task was enormous, adding eight mills to the company’s five-mill system, rationalizing supply chains and customer channels, eliminating over 1,000 positions, closing four paper machines and rationalizing over-lapping brands and products. Under his direction, a very aggressive plan was developed and implemented aimed at achieving $265 million of synergies. Mr. Willett also continued to lead the implementation of our Lean Six Sigma effort that has taken significant costs out of our operations, in particular as we begin to bring that initiative to the new mills we added. During the year, demand for coated products fell precipitously and Mr. Willett lead the combined effort of the senior leadership team to react by closing additional capacity and restructuring and refocusing marketing and sales efforts, and did so with far less effect on EBITDA than might have been predicted.

DAVID J. PRYSTASH Mr. Prystash had been a director of the company since April 2006. He was recruited from Ford Motor Company to become our chief financial officer, effective September 2008, at which time he resigned as a director. His extensive background in financial systems, treasury functions, managing large organizations and hands-on business experience, in addition to his financial expertise, made him an ideal candidate for the company. The compensation committee did not evaluate Mr. Prystash’s 2008 achievements since he did not join the company until September 2008.

JASON W. BIXBY Mr. Bixby completed many of the efforts to significantly enhance our ability to forecast key business elements, complete timely financial closings, and achieve compliance with Sarbanes-Oxley reporting requirements. Under Mr. Bixby’s leadership, the finance organization also played a key role in the integration of the acquired facilities and business by putting in place systems needed to manage our finance function as two different operating and financial reporting systems were integrated. In the fourth quarter of 2008, Mr. Bixby returned to the Cerberus Capital Management organization.

MICHAEL L. MARZIALE Mr. Marziale led the commercial group that planned and led the specific product, brand and channel strategies for the integration of the two companies. This included close cooperation with the operations, research and development and sales organizations to design and implement plans that could be accomplished with our equipment, with our customers and on a tight timeline. He also established and led the general management group that has been critical in guiding paper machine uptime and downtime decisions, product pricing and general market strategies to deal with the sudden downturn in demand. Mr. Marziale was also responsible for leading our research and development efforts and for the evaluation of other strategic initiatives, including potential acquisitions and divestitures.

GEORGE F. MARTIN Mr. Martin was responsible for all paper mill operations, purchasing, engineering and environment, health and safety. His organization was responsible for developing and implementing all the product and facilities rationalization steps in the mills. While managing these changes, he also had responsibility for expanding our Lean Six Sigma efforts into the newly acquired mills. He also led the purchasing group as it dealt with rampant inflation in the prices of some of our raw materials in the first three quarters of the year, and then drove deflation adjustments with our suppliers as oil and natural gas prices fell in the second half. The mills ran well despite continual change required by responses to price fluctuations in raw materials and constant changes in product demand and line-up. Labor relations at the mills under Mr. Martin also were positive and showed improvement throughout the year. Furthermore, Mr. Martin initiated measures to add talented personnel in key positions in his group.

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

Base salaries for Messrs. Suwyn, Bixby, Martin, Marziale and Willett were reviewed and increased effective February 1, 2008 by 0%, 12.0%, 7.6%, 19.0%, and 7.5%, respectively. Increases were based on the compensation committee’s evaluation of each Executive’s individual performance in 2007 and his position relative to comparable executives in Peer Group companies. Base levels were set taking into account our approach to the mix between base salary and bonus awards, as outlined in “Targeted Overall Cash Compensation” above.

Mr. Prystash joined our company in September 2008 and his base salary was determined by the compensation committee based principally on the competitive marketplace for similar positions in Peer Group companies, the challenges of his new position with the company and his compensation package with his prior employer. He did not receive a base salary increase in 2008.

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

The company’s bonus program consists of a profit sharing plan and a performance excellence plan, discussed below. This approach is intended to afford broad participation in rewards through the profit sharing plan based on achievement of our financial performance goals, while making additional bonus compensation available through the performance excellence plan to a more limited group of senior managers who can help determine and are responsible for implementing our overall business strategy.

The profit sharing plan includes all of the Executives and all other exempt salaried employees. Each year the compensation committee establishes minimum, target and maximum percentages of salary to be awarded if the compensation committee determines that our financial performance objectives for the year are met, along with any other criteria established at the discretion of the compensation committee. These financial performance objectives consisted of EBITDA, Debt Reduction and Synergy Achievement for 2008. We define “EBITDA” for these purposes as net earnings plus interest, taxes, depreciation and amortization, as adjusted for non-cash items and other items that are allowed at the discretion of the compensation committee. We define “Debt Reduction” as the change in our total indebtedness minus available cash balances. We define “Synergy Achievement” as savings realized from the SENA acquisition by optimizing paper production, reducing input costs and reducing selling, general and administrative expenses. The compensation committee selected these objectives as guidelines because they were the primary financial metrics by which our Executives were evaluated by our principal stockholder. For 2008, EBITDA was weighted at 50%, Debt Reduction was weighted at 25% and Synergy Achievement was weighted at 25%. The weightings were based on their relative importance to our company.

Each objective is measured separately against a threshold, target and maximum goal. For 2008, these goals were as follows:

(in millions)	Threshold	Target	Maximum
EBITDA	$743	$825	$908
Debt Reduction	136	151	177
Synergy Achievement	137	160	176

The actual results are used by the compensation committee as a general guideline to determine the funding for the plan. If the compensation committee determines that the threshold goals are met or exceeded, funding will generally range from 50% to 150% of target for each objective, depending on results achieved. Generally, no funding will occur for any objective as to which the threshold goal has not been met. After consideration of these factors, the compensation committee, at its discretion, determines the funding level to be used for the year. All participants receive the same percentage of their base salary in any distribution under the plan. Applying these guidelines, the compensation committee evaluated our overall 2008 performance and did not award a bonus under the profit sharing plan because of the company’s overall financial performance against targets and the general effect of the current unprecedented economic decline.

Each of the Executives and a select group of our salaried employees participated in the performance excellence plan in 2008. The compensation committee first determines the aggregate amount available under the plan. The committee then selects from the group of eligible participants those individuals who will receive a bonus. Finally, the committee determines the amount of the bonus award for each of the individuals selected.

The targeted annual bonus pool under this plan is based on the aggregate targets for the plan participants as a group, determined by reference to the participants’ base compensation. One half of the annual bonus pool is funded without regard to the financial performance objectives. The other half of funding is then determined by the compensation committee in its discretion based on the achievement of the same financial objectives as under the profit sharing plan and using the same weighting and the same threshold, target and maximum levels as in that plan.

The compensation committee in its discretion, after consulting with the chief executive officer, selects Executives who will receive bonus awards and individual bonus awards for those Executives selected, based on the Executive’s individual performance goals and his adherence to our core values described above. There is no minimum or maximum limit on any individual award. Due to the company’s financial performance against targets and the general effect of the current economic conditions, the Executives were not awarded bonuses under the performance excellence plan for 2008.

For 2009, the compensation committee established financial performance objectives consisting of a combination of EBITDA (50%) and Debt Reduction (50%). Due to a weaker economy and economic outlook, we believe that it will be a challenge to achieve the target financial goals in 2009 for funding of both the profit sharing and performance excellence plans at their target funding levels. The maximum financial goals were designed to be difficult to achieve, and we believe that they will be.

Equity Ownership

We believe that it is a customary and competitive practice to include an equity-based element of compensation in the overall compensation package extended to executives in similarly-situated companies.

Equity ownership is intended to motivate Executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behaviors that protect and enhance the corporate interest. The amount of each individual stock option award is determined by the compensation committee based on a number of factors, including the expected contribution of each Executive to the future success of our company, the other compensation, including options, being earned and held by that Executive and the amount of NewPage Group common stock owned by that Executive.

In 2008, the committee granted Mr. Prystash non-qualified options to purchase 800,000 shares of NewPage Group common stock as part of his agreement to join the company as senior vice president and chief financial officer. The terms of the option award are disclosed in the Grants of Plan-Based Awards table.

Upon Mr. Bixby’s termination of employment, all of his outstanding options were cancelled in accordance with his separation agreement.

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

Additionally, Mr. Marziale’s and Mr. Martin’s employment agreements provide for additional termination benefits in the event of termination by us without cause or by the Executive for good reason within 12 months following the acquisition by NewPage Holding or its subsidiaries of the stock or assets of a business enterprise of at least substantially the same revenue and total assets as NewPage Holding on a consolidated basis. This approach also helps align the interests of these Executives with the interests of our stockholders by providing additional compensation for completing a transaction that may be in the best interests of our stockholders but might otherwise be detrimental to these Executives.

The amount and type of severance benefits available to our Executives is described in “Termination Benefits.” Executive employment agreements were modified effective January 1, 2009 to comply with the requirements of Section 409A of the Internal Revenue Code.

Mr. Bixby’s severance was determined in accordance with the terms of his employment agreement.

Other Benefits

Our Executives participate in a tax-qualified defined contribution plan, which includes individual and employer matching contributions, as well as various health and welfare benefit plans, all on the same basis as other salaried employees. Our objective is to offer all salaried employees, including our Executives, a benefits package that is competitive within our industry and labor markets.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on that review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Michael S. Williams
Charles E. Long
Alexander M. Wolf

Compensation Summary

The following table sets forth information concerning the compensation for our chief executive officer, our current and former chief financial officers, and our other three most highly compensated executive officers at the end of 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation	All Other Compesation(5)	Total

Mark A. Suwyn Chief Executive Officer	2008	$775,000	$—	$—	$2,674,974	$—	$81,397	$3,531,371
	2007	772,916	—	3,480,532	82,352	600,000	82,504	5,018,304
	2006	537,500	—	240,216	—	223,000	205,724	1,206,440

David J. Prystash Senior Vice President and Chief Financial Officer	2008	114,754	85,000	—	870,227	—	60,666	1,130,647

Jason W. Bixby Former Senior Vice President and Chief Financial Officer	2008	280,000	—	—	2,785,020	—	748,378	3,813,398
	2007	300,000	—	406,699	79,204	300,000	47,270	1,133,173
	2006	11,905	—	—	—	—	476	12,381

Richard D. Willett, Jr. President and Chief Operating Officer	2008	500,000	—	—	6,394,078	—	23,857	6,917,935
	2007	463,750	—	1,886,926	196,849	800,000	40,061	3,387,586
	2006	322,500	—	1,095,620	—	135,000	39,612	1,592,732

Michael L. Marziale Senior Vice President, Marketing, Strategy and General Management	2008	288,000	—	—	736,271	—	38,663	1,062,934
	2007	241,618	50,000	812,792	22,667	400,000	52,512	1,579,589
	2006	233,960	237,420	56,050	—	68,000	25,546	620,976

George F. Martin Senior Vice President, Operations	2008	296,000	—	—	736,271	—	28,440	1,060,711
	2007	272,253	—	812,792	22,667	300,000	32,142	1,439,854
	2006	241,453	—	56,050	—	83,000	27,665	408,168

(1)	Represents base salary actually earned during the year.
(2)	For Mr. Prystash, the amount for 2008 represents a bonus paid upon his commencing employment as senior vice president and chief financial officer. For Mr. Marziale, the amount for 2007 represents a bonus paid for his efforts in connection with the acquisition of SENA and other strategic initiatives, and the amount for 2006 represents a bonus paid upon completion of the sale of our carbonless paper business.
(3)	Represents the amount of equity compensation expensed during the year in accordance with SFAS No. 123R. See “Equity Awards” for more information.
(4)	Represents the amount of equity compensation expensed during the year in accordance with SFAS No. 123R, based on the fair values of stock options granted under the NewPage Group Equity Incentive Plan. See the notes to the financial statements for the assumptions used in the valuation of the options. See “Equity Awards” for more information.
(5)	See the following table, which provides further details about All Other Compensation.

ALL OTHER COMPENSATION

Name	Year	Company Contributions to Retirement Savings Plan	Relocation (1)	Severance (2)	Other (3)	Total All Other Compensation

Mark A. Suwyn	2008	$15,757	$—	$—	$65,640	$81,397
	2007	11,250	—	—	71,254	82,504
	2006	8,800	—	—	196,924	205,724

David J. Prystash	2008	6,916	—	—	53,750	60,666

Jason W. Bixby	2008	9,200	7,500	731,678	—	748,378
	2007	20,250	23,270	—	3,750	47,270
	2006	476	—	—	—	476

Richard D. Willett, Jr.	2008	15,757	—	—	8,100	23,857
	2007	11,250	16,873	—	11,938	40,061
	2006	8,800	26,023	—	4,789	39,612

Michael L. Marziale	2008	24,150	10,743	—	3,770	38,663
	2007	26,070	25,030	—	1,412	52,512
	2006	23,759	—	—	1,787	25,546

George F. Martin	2008	24,150	—	—	4,290	28,440
	2007	28,125	—	—	4,017	32,142
	2006	25,300	—	—	2,365	27,665

(1)	Relocation expense includes tax gross-ups of $900 for Mr. Marziale in 2008, $10,279, $7,472 and $7,150 for Mr. Bixby, Mr. Marziale and Mr. Willett in 2007 and $5,343 for Mr. Willett in 2006.
(2)	For Mr. Bixby, “Severance” consists of cash severance of $682,500 (which includes payment of $10,500 in lieu of outplacement services), accrued vacation of $25,847 and continued welfare benefits for 24 months after termination of approximately $23,331. See “Severance Benefits for Former Chief Financial Officer” for more information.
(3)	For all Executives, “Other” consists of cash compensation for contributions calculated under the tax-qualified defined contribution plan that would be in excess of allowable IRS contribution limits for the plan. “Other” for Mr. Suwyn in 2008 also consists of (i) $45,290 paid to him in reimbursement of personal travel expenses to and from our Dayton headquarters and temporary living expenses in Dayton, as negotiated in conjunction with Mr. Suwyn’s acceptance of employment as our chief executive officer and (ii) $4,000 for financial planning. “Other” for Mr. Suwyn in 2007 also consists of $43,858 paid to him in reimbursement of personal travel expenses. “Other” for Mr. Suwyn in 2006 also includes (i) director’s fees of $141,667 paid to him for his service as chairman prior to his employment as chief executive officer and (ii) $33,944 paid to him in reimbursement of personal travel expenses. “Other” for Mr. Prystash includes director’s fees of $53,750 paid to him prior to his employment as senior vice president and chief financial officer.

Employment Agreements

Pursuant to Mr. Suwyn’s employment agreement, he began serving a three year term as our chairman and chief executive officer on April 13, 2006. His current annual base salary is $775,000 and his bonus target is equal to 100% of his base salary, each subject to increase by the compensation committee from time to time. At any time prior to the end of the term of his employment agreement, our board of directors may request that Mr. Suwyn retire as chief executive officer but remain as chairman of the board, in which case Mr. Suwyn will receive an annual consulting fee of $500,000.

Each of Messrs. Martin, Marziale, Prystash and Willett is party to an employment agreement under which each is entitled to a minimum annual base salary and each is assigned a minimum bonus target, expressed as a percentage of base salary. For 2008, bonus targets for Messrs. Martin, Marziale, Prystash and Willett were 65%, 65%, 75% and 100%, respectively. See “Termination Benefits” for information concerning the severance benefits provided under our Executive employment agreements and other terms applicable in connection with the termination of an Executive’s employment with us.

Equity Awards

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)						Estimated Future Payments Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (2)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Mark A. Suwyn		$27,125	(3)	$54,250	(3)	$81,375	(3)
		—		720,750	(4)	None	(5)
	03/24/2008							—	121,382	121,382	—	$21.22	$1,562,186

David J. Prystash		14,525	(3)	29,050	(3)	43,575	(3)
		—		282,200	(4)	None	(5)
	09/22/2008										400,000	21.22	6,208,000

Jason W. Bixby		11,760	(3)	23,520	(3)	35,280	(3)
		—		194,880	(4)	None	(5)
	03/24/2008							—	116,743	116,743	—	21.22	1,502,482
	09/08/2008										233,486	21.22	1,336,712

Richard D. Willett, Jr.		17,500	(3)	35,000	(3)	52,500	(3)
		—		465,000	(4)	None	(5)
	03/24/2008							—	290,143	290,143	—	21.22	3,734,140

Michael D. Marziale		10,080	(3)	20,160	(3)	30,240	(3)
		—		167,040	(4)	None	(5)
	03/24/2008							—	33,410	33,410	—	21.22	429,987

George F. Martin		10,360	(3)	20,720	(3)	31,080	(3)
		—		171,680	(4)	None	(5)
	03/24/2008							—	33,410	33,410	—	21.22	429,987

(1)	The amounts shown represent the estimated possible payment at the time of grant. No payouts to the Executives will be made for 2008.
(2)	The “grant date fair value” of the options was determined in accordance with SFAS No. 123R and will be recognized over the three-year vesting period. See the notes to the financial statements for information on the material terms of the awards and the assumptions used in determining the grant date fair value.
(3)	Amounts represent the estimated range of payout under the profit sharing plan. See “Compensation Discussion and Analysis—Annual Bonus Compensation” for more information about the plan.
(4)	Amounts represent the estimated range of payout under the performance excellence plan. See “Compensation Discussion and Analysis—Annual Bonus Compensation” for more information about the plan.
(5)	There is no limit on the maximum amount that could be awarded to any one Executive, subject to the aggregate amount approved under the plan for all participants. See “Compensation Discussion and Analysis—Annual Bonus Compensation” for more information about the plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date
Mark A. Suwyn	121,382	242,764	121,382	$21.22	12/21/2017
David J. Prystash	—	400,000	—	21.22	09/22/2018
Jason W. Bixby	—	—	—
Richard D. Willett, Jr.	290,143	580,287	290,143	21.22	12/21/2017
Michael L. Marziale	33,410	66,819	33,410	21.22	12/21/2017
George F. Martin	33,410	66,819	33,410	21.22	12/21/2017

(1)	Represents options to acquire common stock that vest in three equal annual installments beginning on December 21, 2008, except that Mr. Prystash’s options vest in three equal annual installments beginning on December 31, 2009.

NewPage Group Equity Incentive Plan

On December 21, 2007, each Executive then employed by us was granted non-qualified options to purchase NewPage Group common stock under the NewPage Group Equity Incentive Plan. Vesting of one-half of these stock options is time-based in three equal annual installments commencing December 31, 2008. The other half of the stock options have performance-based vesting and will vest in three equal annual installments commencing December 31, 2008, but only if annual EBITDA, ROIC and Debt Reduction performance targets, as established by the compensation committee, are met. However, upon a change of control or if we complete an initial public offering, a portion of the stock options will vest upon the change of control or the completion of the initial public offering, as applicable. Finally, the stock options will vest on each vesting date only if the Executive remains employed by us on that vesting date. Because the performance targets are determined annually by the compensation committee, we have only considered the performance-based stock options as granted when the compensation committee sets the performance targets for the applicable year.

Upon Mr. Prystash’s commencement of employment, he was granted non-qualified options to purchase NewPage Group common stock under the NewPage Group Equity Incentive Plan upon the same terms as the other Executives, except that the vesting of the options is over three equal annual installments commencing December 31, 2009. Following his commencement of employment, Mr. Prystash’s stock options received as a director on December 21, 2007 expired.

Upon Mr. Bixby’s termination of employment, all of his outstanding stock options were cancelled in accordance with his separation agreement and were replaced by a right to receive the difference between the option exercise price and fair market value of the underlying common stock, which resulted in a payment of zero.

Each Executive is subject to a five-year lock-up agreement with NewPage Group with respect to his vested options and the underlying shares of NewPage Group common stock, subject to certain limited exceptions.

Termination Benefits

Severance Benefits

Severance benefits are specified in each Executive’s employment agreement. If we terminate an Executive’s employment without “cause” or if the Executive resigns for “good reason,” the Executive will continue to receive base salary and benefits to the date of termination and will receive the following additional benefits after executing, and not revoking, a general release:

•

For Mr. Suwyn, a cash amount equal to his base salary and for Messrs. Prystash and Willett, a cash amount equal to two times their base salary. For Messrs. Martin and Marziale, a cash amount equal to (a) twice their base salary less the initial purchase price of their NewPage Group common stock, or (b) three times their base salary less the initial purchase price of their common stock if the termination of employment occurs within 12 months after an acquisition by NewPage Holding or its subsidiaries of the stock or assets of a business enterprise of at least substantially the same revenue and total assets as NewPage Holding on a consolidated basis. In addition, for Messrs. Martin and Marziale, if at the time of termination the fair market value of their NewPage Group common stock is less than the purchase price they paid for that common stock, they will also receive a payment equal to that difference.

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

Mr. Bixby ceased serving as an executive officer in September 2008. A summary of his compensation and severance arrangement is included in the Summary Compensation Table and under “Severance Benefits for Former Chief Financial Officer.”

Non-Competition and Non-Solicitation Provisions

Each Executive is subject to certain non-competition and non-solicitation restrictions following termination of employment for any reason. For Messrs. Bixby, Prystash and Willett these restrictions run for two years and for the remaining Executives these restrictions run for one year following termination.

Equity Ownership Implications upon Termination

If Mr. Suwyn is terminated as our chairman without cause or resigns as our chairman for good reason (each as defined in his employment agreement and summarized above), NewPage Group or NewPage Investments LLC must, upon request, purchase his common stock for fair market value, subject to certain exceptions. If Mr. Suwyn dies, is terminated as our chairman with cause or as a result of disability, or resigns as our chairman without good reason, NewPage Group or NewPage Investments LLC may, but are not required to, repurchase his NewPage Group common stock at fair market value unless we have then completed an initial public offering.

If Messrs. Martin, Marziale or Willett is terminated without cause or resigns for good reason (each as defined in his employment agreement and summarized above), NewPage Group or NewPage Investments LLC must, upon request, purchase his common stock for fair market value, subject to certain exceptions. If Messrs. Martin, Marziale or Willett dies, is terminated with cause or as a result of disability or resigns without good reason, NewPage Group or NewPage Investments LLC may, but are not required to, repurchase his NewPage Group common stock at fair market value unless we have then completed an initial public offering.

Termination Benefits Summary

Below is the summary of the estimated termination benefits that would have been paid to each current Executive as of December 31, 2008 in the various circumstances listed:

TERMINATION BENEFITS

Name	Termination With Cause (1)	Termination Without Cause (2)	Death or Disability (3)	Significant Acquisition(4)
Mark A. Suwyn (5)
Cash severance (6)	$59,615	$834,615	$59,615	$834,615
Health and welfare benefits	—	4,499	—	4,499
Purchase of stock	4,197,381	4,197,381	4,197,381	4,197,381

Total	$4,256,996	$5,036,495	$4,256,996	$5,036,495

David J. Prystash
Cash severance (6)	$31,923	$861,923	$31,923	$861,923
Health and welfare benefits	—	24,783	—	24,783
Outplacement benefits	—	10,500	—	10,500

Total	$31,923	$897,206	$31,923	$897,206

Richard D. Willett, Jr.
Cash severance (6)	$38,462	$1,038,462	$38,462	$1,038,462
Health and welfare benefits	—	25,273	—	25,273
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	1,288,104	1,288,104	1,288,104	1,288,104

Total	$1,326,566	$2,362,339	$1,326,566	$2,362,339

Michael L. Marziale
Cash severance (6)	$33,231	$481,479	$33,231	$769,479
Health and welfare benefits	—	17,284	—	17,284
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	980,187	980,187	980,187	980,187

Total	$1,013,418	$1,489,450	$1,013,418	$1,777,450

George F. Martin
Cash severance (6)	$34,154	$498,402	$34,154	$794,402
Health and welfare benefits	—	23,100	—	23,100
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	980,187	980,187	980,187	980,187

Total	$1,014,341	$1,512,189	$1,014,341	$1,808,189

(1)	Includes termination by us for cause and resignation by the Executive without good reason. For purposes of this column, we have assumed that NewPage Group would elect to repurchase the common stock, which is valued at fair value at December 31, 2008.
(2)	Includes termination by us without cause and resignation by the Executive with good reason. For purposes of this column, we have assumed that the Executive would elect to require NewPage Group to repurchase the common stock, which is valued at fair value at December 31, 2008.
(3)	For purposes of this column, we have assumed that NewPage Group would elect to repurchase the common stock, which is valued at fair value at December 31, 2008.
(4)	Includes termination by us for cause and resignation by the Executive without good reason, in each case within 12 months following the acquisition by NewPage Holding or its subsidiaries of the stock or assets of a business enterprise of at least substantially the same revenue and total assets as NewPage Holding on a consolidated basis. For purposes of this column, we have assumed that the Executive would elect to require NewPage Group to repurchase the common stock, which is valued at fair value at December 31, 2008.
(5)	Amounts shown for Mr. Suwyn assume that a termination includes the termination of his position as our chairman. If the board requests that Mr. Suwyn resign as our chief executive officer, but remain as our chairman, he would be entitled to payment for unused accrued vacation time and his annual bonus award for the year of termination, totaling $834,615.
(6)	Cash severance includes payment for unused accrued vacation time and the annual bonus award for the year of termination. For purposes of this table, we have assumed that each Executive would receive a full year of his annual vacation pay.

Severance Benefits for Former Chief Financial Officer

Mr. Bixby’s employment with us terminated on October 31, 2008. Under Mr. Bixby’s separation agreement and in accordance with his employment agreement, he received a severance payment equal to $682,500 (which includes payment of $10,500 in lieu of outplacement services), payment for accrued but unused vacation in 2008 equal to $25,847 and continued health and welfare benefits through October 31, 2010 (comprised of medical, dental, life insurance and accidental death and dismemberment insurance benefits) with a total aggregate cost to us of approximately $23,331. Under his separation agreement and a related repurchase agreement between NewPage Group and Mr. Bixby, NewPage Group is expected to pay Mr. Bixby’s $1,497,334 in March 2009 in respect of Mr. Bixby’s NewPage Group common stock. Mr. Bixby remains subject to certain non-competition and non-solicitation restrictions through October 31, 2010.

Compensation of Directors

Our directors who are not employees of NewPage Holding, NewPage, Cerberus or a Cerberus affiliate receive an annual retainer of $50,000 plus $1,250 for attending each board or committee meeting and $10,000 per year for serving as a member and $20,000 per year for serving as a chairman of a committee. In addition, on December 21, 2007, these directors and Mr. Williams each received an award of non-qualified options to purchase 46,259 shares of NewPage Group common stock on the same terms as the Executives. Mr. Long received an award of non-qualified options to purchase 46,259 shares during 2008 on the same terms as the Executives. See “Equity Awards—NewPage Group Equity Incentive Plan.” Except as set forth in the table below, no director received compensation for their services as our director.

2008 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Robert M. Armstrong	$71,250	$269,139	$—	$340,389
Charles E. Long	71,250	50,503	—	121,753
David J. Prystash(2)	53,750	(5,231)	—	48,519
John W. Sheridan	91,250	269,139	—	360,389
Robert S. Silberman(3)	300,000	(5,231)	—	294,769
Michael S. Williams	68,750	269,139	—	337,889
George J. Zahringer, III	83,750	269,139	—	352,889

(1)	Of the 46,259 option granted to each director listed above, options to purchase 23,130 shares and 7,710 shares were deemed granted for accounting purposes pursuant to SFAS 123R in 2007 and 2008. Because the performance targets are determined annually by the compensation committee, we have only considered the performance-based stock options as granted when the compensation committee sets the performance targets for the applicable year. As of December 31, 2008, outstanding options were exercisable by each of the directors, other than Mr. Silberman and Mr. Prystash.
(2)	Mr. Prystash received director fees prior to the time he became our chief financial officer on September 22, 2008. This amount is also included in the Summary Compensation Table under “All Other Compensation.” Mr. Prystash resigned as a director in September 2008 upon his beginning employment with us and his options subsequently expired.
(3)	Mr. Silberman resigned as a director in March 2008 and his options subsequently expired.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2008, our compensation committee consisted of Michael S. Williams, Charles E. Long and Alexander M. Wolf. None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

NewPage is a wholly-owned subsidiary of NewPage Holding, which is a wholly-owned subsidiary of NewPage Group.

The following table sets forth information with respect to the beneficial ownership of NewPage Group as of February 20, 2009 by:

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

	Shares of NewPage Group Beneficially Owned
	Number	%
Stephen Feinberg (1)(2)	42,861,029	76.6
Stora Enso Oyj (3)	11,251,326	20.1
Jason W. Bixby	—	—
George F. Martin	156,968	*
Michael L. Marziale	156,968	*
David J. Prystash	—	—
Mark A. Suwyn	672,172	1.2
Richard D. Willett, Jr.	206,278	*
Robert M. Armstrong	—	—
Charles E. Long	—	—
James R. Renna	—	—
John W. Sheridan	—	—
Lenard B. Tessler	—	—
Michael S. Williams	—	—
Alexander M. Wolf	—	—
George J. Zahringer, III	—	—
Directors and executive officers as a group (18 persons)	1,427,838	2.6

*	Denotes beneficial ownership of less than 1%.
(1)	One or more affiliates of Cerberus own 76.6% of the common stock of NewPage Group. Stephen Feinberg exercises sole voting and investment authority over all of NewPage Group common stock owned by the affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 76.6% of the common stock of NewPage Group.
(2)	The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.
(3)	The address for SEO is Kanavaranta 1 Fl-00160, Helsinki, Finland.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures

We and our audit committee have adopted written procedures regarding related party transactions. Pursuant to those procedures, any related party transaction that would be required to be reported in accordance with the rules of the SEC in this annual report, and any material amendment to such a related party transaction, must first be presented to and approved by our chief executive officer, our chief financial officer and our general counsel and then by the audit committee before we make a binding commitment to the related party. For each related party transaction presented for approval, we will consider all relevant factors, including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation or administration of the proposed transaction on our behalf, and whether the proposed transaction appears to have been negotiated on an arms-length basis without interference or influence on us by any related party. We may condition our approval on any restrictions we deem appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on our behalf and in the ongoing management of the business relationship on our behalf should the proposed transaction be approved. If after a transaction has been completed we discover that it is a related party transaction, we will promptly advise management and our audit committee. In that case, we may honor the contractual commitment if entered into in good faith by an authorized representative of ours, but we may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above. If our chief executive officer, chief financial officer, general counsel or any member of our audit committee has a direct or indirect interest in a proposed transaction, that individual must disclose his interest in the proposed transaction and refrain from participating in the approval process.

Related Party Transactions

Consulting Arrangements with Rapid Change Technologies

M. Daniel Suwyn, the son of Mark Suwyn, our chairman and chief executive officer, is the principal owner of Rapid Change Technologies. We paid Rapid Change Technologies $816,000 for consulting and training services in 2008. Rapid Change Technologies developed a training program and a process to improve communication skills, consensus building and problem-solving abilities. Rapid Change Technologies also facilitated the training of our employees on improving communication skills, resolving conflict and developing a process to improve productivity/operations through greater collaboration between hourly employees and supervisors/management. The terms of this arrangement were determined on an arms’-length basis, and we believe that they are comparable to terms that would have been obtained from an unaffiliated third party.

Cerberus Arrangements

Cerberus retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We reimbursed Cerberus $839,000 for these services in 2008. These services were provided at rates not greater than the fees that Cerberus paid to the applicable consultant, together with reimbursement of out-of-pocket expenses incurred by the consultant in providing those services. We believe that the terms of these consulting arrangements are comparable to terms that would have been obtained from an unaffiliated third party. Depending upon the nature of the assignment, consultants retained by us also provided services for Cerberus and other entities affiliated with Cerberus, including other Cerberus portfolio companies, at the same time as they performed consulting services to us, but the consultants’ duty of loyalty in their performance of their consulting services for us was solely to us. Any future consulting services of Cerberus consultants will be subject to the review and approval procedures described above.

Affiliates of Cerberus

During 2008, we maintained commercial arrangements with entities that are or at the time were owned or controlled by Cerberus. These include the following:

•

Commercial Finance LLC, an affiliate of GMAC LLC, is one of the lenders under our senior secured revolving credit facility that we entered into on December 21, 2007. They have committed $70 million, of which a portion is currently used to support letters of credit. We paid a total of $450,000 in commitment fees to Commercial Finance LLC in 2008. As of December 31, 2008, there were no balances outstanding under the senior secured revolving credit facility.

•

The Acquisition included a capital lease obligation, in which Chrysler Capital is a participant, for the lease of a paper machine. Chrysler Capital may receive proceeds of approximately $57 million in 2014 if the purchase option under the lease agreement is triggered. The lease was originally entered into between Chrysler Capital and SENA prior to the acquisition of Chrysler by Cerberus and prior to our acquisition of SENA.

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

For a description of these transactions see below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—The SENA Acquisition and Related Transactions.”

Corenso Arrangements. Prior to the closing of the Acquisition, Stora Enso North America Corp., now called NewPage Wisconsin System Inc. (“NewPage Wisconsin”) and Corenso North America Corp., a wholly-owned subsidiary of SEO that was not part of the Acquisition, which we refer to as “Corenso,” entered into the arrangements described below. Corenso manufactures core boards, cores and tubes for use by manufacturers of paper and board, textile yarn, plastic film, flexible packaging and metal foil.

•

Corenso acquired from NewPage Wisconsin certain assets currently used by Corenso in NewPage Wisconsin’s Wisconsin Rapids mill, and Corenso granted NewPage Wisconsin a right of first offer in respect of any future sale or transfer of those assets

•

NewPage Wisconsin and Corenso entered into real estate lease agreements with respect to the portion of the Wisconsin Rapids mill currently used in Corenso’s operations and NewPage Wisconsin is providing steam, process water and process water effluent treatment to Corenso operations at the leased facility

•

NewPage Wisconsin and Corenso entered into a transition services agreement whereby NewPage Wisconsin provided information technology and other transition services to Corenso for up to one year from the closing of the Acquisition

•

NewPage Wisconsin was required to use commercially reasonable efforts to make available directly or through a specified third party certain logistics services currently being used by both NewPage Wisconsin and Corenso in respect of the Wisconsin Rapids mill

•	NewPage Wisconsin and Corenso entered into a supply agreement pursuant to which Corenso will continue to supply cores to NewPage Wisconsin on mutually agreed terms

NewPage Group PIK Notes. In connection with the Acquisition, NewPage Group issued $200 million in aggregate principal amount of NewPage Group PIK Notes to SEO. The following is a summary of the material terms of the NewPage Group PIK Notes:

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

•

Optional Redemption. During the first year following issuance, the NewPage Group PIK Notes could not be redeemed at NewPage Group’s option, except in the case of a Change in Control as described below under “Mandatory Redemption.” After the first year following issuance, NewPage Group may redeem some or all of the NewPage Group PIK Notes at specified redemption prices plus all accrued and unpaid interest to the date of redemption.

•

Mandatory Redemption. Upon a Change in Control, as defined below, each holder of the NewPage Group PIK Notes will have the right to require NewPage Group to repurchase all of the outstanding NewPage Group PIK Notes (including NewPage Group PIK Notes issued in payment of PIK interest) at a purchase price equal to the principal amount of the NewPage Group PIK Notes plus accrued but unpaid interest to the date of purchase. NewPage Group will have the option to redeem any NewPage Group PIK Notes that are not tendered pursuant to the offer to purchase at a redemption price equal to the principal amount of the NewPage Group PIK Notes plus accrued but unpaid interest to the date of purchase.

•	Under the NewPage Group PIK Notes indenture, “Change of Control” means the occurrence of any of the following:

•

the sale or transfer, (other than by way of merger or consolidation of NewPage Group or NewPage Holding) of all or substantially all of the properties or assets of NewPage Group or NewPage Holding and its subsidiaries taken as a whole to any person other than Cerberus or its affiliates

•	the adoption of a plan relating to the liquidation or dissolution of NewPage Group or NewPage Holding

•

the consummation of any transaction, the result of which is that any person other than Cerberus or its affiliates becomes the beneficial owner of more than 50% of the voting stock of NewPage Group or NewPage Holding, measured by voting power rather than number of shares

•

after an initial public offering of NewPage Group or NewPage Holding, the first day on which a majority of the members of the board of directors of NewPage Group or NewPage Holding are not members who were members as of the date of the NewPage PIK notes indenture or nominated with the approval of a majority of members who were members as of the date of the NewPage PIK notes indenture

•	NewPage Holding ceases to directly own all outstanding equity interests of NewPage

•	NewPage Group ceases to directly own all outstanding equity interests of NewPage Holding

In the case of any public equity offering by NewPage Group or one of its subsidiaries, NewPage Group must first use the net proceeds of the offering to repay in full the outstanding NewPage Holding PIK Notes, and then NewPage Group must use any remaining net proceeds to redeem NewPage Group PIK Notes (including NewPage Group PIK Notes issued in payment of PIK interest) at a redemption price of 100% of their principal amount plus accrued but unpaid interest to the date of redemption.

•	Events of Default. The NewPage PIK notes indenture contains customary events of default.

Loans to NewPage Group

In connection with the separation from NewPage of James C. Tyrone, our former senior vice president, sales, we loaned $5.5 million to NewPage Group in January 2008 to enable NewPage Group to satisfy its repurchase obligations. In connection with the separation from NewPage of Jason W. Bixby, our former senior vice president and chief financial officer, we loaned $1.5 million to NewPage Group in February 2009 to enable NewPage Group to satisfy its repurchase obligations.

Director Independence

Although each of NewPage Holding and NewPage do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, we have selected the definition promulgated by the New York Stock Exchange, or NYSE, to determine which of NewPage Holding’s and NewPage’s directors qualifies as independent. Using the independence tests promulgated by the NYSE, the boards of directors of NewPage Holding and NewPage have determined that Robert M. Armstrong, Charles E. Long, John W. Sheridan and Michael S. Williams are independent directors. In making its determination regarding Mr. Sheridan, the board of directors considered that our chief executive officer, Mr. Suwyn, currently serves as a member of the board of directors of a company in which Mr. Sheridan currently serves as an executive officer. Examining all of the relevant facts and circumstances, the board of directors of each of NewPage Holding and NewPage determined that this relationship did not and would not impair Mr. Sheridan’s independence.

Under the NYSE rules, NewPage Holding and NewPage are each considered a “controlled company” because more than 50% of their respective voting power is held by a single person. Accordingly, even if NewPage Holding and NewPage were a listed company, they would not be required by NYSE rules to maintain a majority of independent directors on their respective board of directors, nor would they be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors. As a result, NewPage Holding and NewPage do not maintain a nominating committee and their joint compensation committee includes one independent director, Mr. Long.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The audit committee of NewPage Holding and NewPage has selected PricewaterhouseCoopers LLP as independent auditor of NewPage Holding and NewPage. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2008 and 2007.

	NewPage Holding(1)		NewPage
(in thousands)	2008	2007	2008	2007
Audit fees	$1,734	$1,806	$1,734	$1,736
Audit-related fees	571	1,242	571	1,242
Tax fees	85	—	85	—
All other fees	—	1	—	1

Total	$2,390	$3,049	$2,390	$2,979

(1)	NewPage Holding includes fees paid by NewPage.

Audit fees consist of fees billed or agreed to be billed for services related to the audit of NewPage Holding’s and NewPage’s consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings.

“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under “Audit fees.” In 2008, this category includes services in respect of the debt issued in conjunction with the Acquisition and audits of NewPage subsidiaries that have separate reporting requirements. In 2007, this category includes services in respect of the debt issued in conjunction with the Acquisition and for financial due diligence in conjunction with the Acquisition.

“Tax fees” consist of fees billed for tax compliance services for our Canadian subsidiary.

Policy on Pre-Approval of Services of the Independent Auditor

The policy of the audit committee of NewPage and NewPage Holding is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other permitted non-audit services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. Any general, pre-approved category of service with fees in excess of $100,000 or other permitted non-audit services requires specific approval of the audit committee or its designee. The audit committee has delegated pre-approval authority to the chairman of the audit committee when expedition of services is necessary, with follow-up with the audit committee at its next meeting. The audit committee pre-approved all of the services for us performed by the independent auditor in 2008.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of NewPage Holding and NewPage and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Reports of Independent Registered Public Accounting Firm

NewPage Holding

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

NewPage

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

NewPage Holding and NewPage

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules for NewPage Holding and NewPage and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of NewPage Holding Corporation (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2007)

3.2	Amended and Restated Bylaws of NewPage Holding Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.3	Certificate of Incorporation of NewPage Corporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

3.4	Amended and Restated Bylaws of NewPage Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q of NewPage Corporation for the quarter ended June 30, 2006)

4.1	Indenture for the Floating Rate Senior PIK Notes due 2013 dated as of May 2, 2005 by and among NewPage Holding Corporation and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.2	Form of Floating Rate Senior PIK Notes due 2013 (included in Exhibit 4.1)

4.3	Intercreditor Agreement, dated as of May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank. N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.4	Form of Specimen of Common Stock certificate (incorporated by reference from Exhibit 4.5 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333- 133367) of NewPage Holding Corporation, filed on June 14, 2006)

4.5	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.7 to the Form 8-K filed on December 28, 2007)

4.6	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on December 28, 2007)

4.7	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.8 to the Form 8-K filed on December 28, 2007)

4.8	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.6)

4.9	Form of 10% Senior Secured Notes due 2012 (included in Exhibit 4.7)

4.10	Form of 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.8)

4.11	Form of Guarantee for each of the Floating Rate Senior Notes due 2012, the 10% Senior Secured Notes due 2012, and the 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.6)

4.12	Intercreditor Agreement, dated as of May 2, 2005 among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank, N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.13	Collateral Trust Agreement dated as of May 2, 2005 among NewPage Corporation, the Pledgors from time to time party thereto, Goldman Sachs Credit Partners L.P., HSBC Bank USA, National Association, and The Bank of New York (incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.14	Priority Lien Debt Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and The Bank of New York (incorporated by reference from Exhibit 10.3 to the Form 8-K of NewPage Corporation filed on December 28, 2007)

10.1	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC) (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005) as amended by the First Amendment, dated as of April 22, 2005 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005) and the Second Amendment, dated as of April 30, 2005 (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.2+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Daniel A. Clark (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2006), Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.9 to the Form 8-K filed on December 28, 2007) and Amendment No. 3 dated as of January 1, 2009

10.3+	Employment Letter Agreement dated October 6, 2005, by and between NewPage Corporation and Douglas K. Cooper (incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2006), Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.10 to the Form 8-K filed on December 28, 2007) and Amendment No. 3 dated as of January 1, 2009

10.4	Asset Purchase Agreement dated January 6, 2006, among Brascan Power Inc., Rumford Falls Power Company and Rumford Paper Company (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006), as amended by Amendment No. 1 to the Asset Purchase Agreement dated as of June 7, 2006 (incorporated by reference from Exhibit 10.37 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.5	Asset Purchase Agreement among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company dated February 21, 2006 (incorporated by reference from Exhibit 10.26 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.6+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and George F. Martin (incorporated by reference from Exhibit 10.31 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2006), Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.11 to the Form 8-K filed on December 28, 2007) and Amendment No. 3 dated as of January 1, 2009

10.7+	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Mark A. Suwyn (incorporated by reference from Exhibit 10.33 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.13 to the Form 8-K filed on December 28, 2007) and Amendment No. 2 dated as of January 1, 2009

10.8+	Employment Agreement dated as of April 17, 2006 by and between NewPage Corporation and Richard D. Willett, Jr. (incorporated by reference from Exhibit 10.34 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006) as amended by Amendment No. 1 dated as of January 1, 2009

10.9	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.35 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.10	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.36 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333- 133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.11+	Form of NewPage Holding Corporation 2006 Incentive Plan (incorporated by reference from Exhibit 10.38 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.12+	Form of Management Lock-up Agreement (incorporated by reference from Exhibit 10.39 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333- 133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.13+	Employment Agreement dated as of May 2, 2005 by and between NewPage Corporation and Michael L. Marziale, as amended by letter agreement dated as of June 30, 2006, and by Amendment No. 2 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2006), Amendment No. 3 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.12 to the Form 8-K filed on December 28, 2007) and Amendment No. 4 dated as of January 1, 2009

10.14+	Employment Agreement dated as of December 18, 2006 by and between NewPage Corporation and Jason W. Bixby (incorporated by reference from Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2006)

10.15	Term Loan Credit and Guaranty Agreement, dated December 21, 2007, among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent, and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 28, 2007)

10.16	Revolving Credit and Guaranty Agreement, dated December 21, 2007, among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the other parties thereto (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 28, 2007)

10.17	Priority Lien Debt Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and The Bank of New York (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on December 28, 2007)

10.18	Revolving Credit Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on December 28, 2007)

10.19	Stock Purchase Agreement by and among Stora Enso Oyj, Stora Enso North America, Inc. and NewPage Holding Corporation, dated as of September 20, 2007 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007), as amended by the First Amendment, dated as of on December 21, 2007 (incorporated by reference from Exhibit 10.15 to the Form 8-K filed on December 28, 2007)

10.20+	Employment Agreement dated as of November 1, 2007 by and between NewPage Corporation and Michael T. Edicola (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2007), as amended by Amendment No. 1 dated as of January 1, 2009

10.21+	Employment Agreement dated as of September 8, 2008 by and between NewPage Corporation and David J. Prystash (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008), as amended by Amendment No. 1 dated as of January 1, 2009

10.22+	Separation Agreement dated September 8, 2008, by and between NewPage Corporation, NewPage Group Inc. and Jason W. Bixby (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

21.1	Subsidiaries of the registrant

24.1	Power of Attorney – Robert M. Armstrong

24.2	Power of Attorney – Charles E. Long

24.3	Power of Attorney – James R. Renna

24.4	Power of Attorney – John W. Sheridan

24.5	Power of Attorney – Lenard B. Tessler

24.6	Power of Attorney – Michael S. Williams

24.7	Power of Attorney – Alexander M. Wolf

24.8	Power of Attorney – George J. Zahringer, III

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ Mark A. Suwyn	By:	/s/ Mark A. Suwyn
	Mark A. Suwyn		Mark A. Suwyn
	Chief Executive Officer		Chief Executive Officer

	Date: March 2, 2009		Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

	/s/ Mark A. Suwyn		/s/ Mark A. Suwyn
	Mark A. Suwyn		Mark A. Suwyn
	Chief Executive Officer and Director		Chief Executive Officer and Director
	(Principal Executive Officer)		(Principal Executive Officer)
	Date: March 2, 2009		Date: March 2, 2009

	/s/ David J. Prystash		/s/ David J. Prystash
	David J. Prystash		David J. Prystash
	Senior Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)
	Date: March 2, 2009		Date: March 2, 2009

	/s/ Stephen A. DeLong		/s/ Stephen A. DeLong
	Stephen A. DeLong		Stephen A. DeLong
	Controller and Chief Accounting Officer		Controller and Chief Accounting Officer
	(Principal Accounting Officer)		(Principal Accounting Officer)
	Date: March 2, 2009		Date: March 2, 2009

	*		*
	Robert M. Armstrong		Robert M. Armstrong
	Director		Director
	Date: March 2, 2009		Date: March 2, 2009

	*		*
	Charles E. Long		Charles E. Long
	Director		Director
	Date: March 2, 2009		Date: March 2, 2009

	*	*
	James R. Renna	James R. Renna
	Director	Director
	Date: March 2, 2009	Date: March 2, 2009

	*	*
	John W. Sheridan	John W. Sheridan
	Director	Director
	Date: March 2, 2009	Date: March 2, 2009

	*	*
	Lenard B. Tessler	Lenard B. Tessler
	Director	Director
	Date: March 2, 2009	Date: March 2, 2009

	*	*
	Michael S. Williams	Michael S. Williams
	Director	Director
	Date: March 2, 2009	Date: March 2, 2009

	*	*
	Alexander M. Wolf	Alexander M. Wolf
	Director	Director
	Date: March 2, 2009	Date: March 2, 2009

	*	*
	George J. Zahringer, III	George J. Zahringer, III
	Director	Director
	Date: March 2, 2009	Date: March 2, 2009

* By:	/s/ Douglas K. Cooper
Douglas K. Cooper
Attorney-in-fact

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material will be provided to our security holder.