Form 10-Q
period 2009-03-31
NewPage Holding CORP; NewPage CORP
filed 2009-05-13
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

NewPage Holding Corporation	Yes ☐ No ☐
NewPage Corporation	Yes ☐ No ☐

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

There were 10 Common Shares, $0.01 par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 par value, of NewPage Corporation outstanding as of May 1, 2009.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. References to “NewPage Group” refer to NewPage Group Inc., a Delaware corporation and the direct parent of NewPage Holding. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, interest expense and income tax effect. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness

•	changes in the supply of, demand for, or prices of our products

•	general economic and business conditions in the United States and Canada and elsewhere

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms

•	the activities of competitors, including those that may be engaged in unfair trade practices

•	changes in significant operating expenses, including raw material and energy costs

•	changes in currency exchange rates

•	changes in the availability of capital

•	changes in the regulatory environment, including requirements for enhanced environmental compliance

•	our ability to realize the anticipated benefits of the acquisition of Stora Enso North America Inc. (“SENA”), including anticipated synergies

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

MARCH 31, 2009 AND DECEMBER 31, 2008

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Mar. 31, 2009	Dec. 31, 2008	Mar. 31, 2009	Dec. 31, 2008
ASSETS

Cash and cash equivalents	$2	$3	$2	$3
Accounts receivable, net	228	278	228	278
Inventories (Note C)	712	628	712	628
Other current assets	17	22	17	22

Total current assets	959	931	959	931

Property, plant and equipment, net of accumulated depreciation of $707 as of March 31, 2009 and $641 as of December 31, 2008	3,116	3,205	3,116	3,205
Other assets	106	110	105	109

TOTAL ASSETS	$4,181	$4,246	$4,180	$4,245

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable	$230	$254	$230	$254
Other current liabilities	275	270	275	270
Current maturities of long-term debt (Note D)	16	16	16	16

Total current liabilities	521	540	521	540

Long-term debt (Note D)	3,150	3,082	2,963	2,900
Other long-term obligations	616	622	616	622
Commitments and contingencies (Note K)

EQUITY (DEFICIT)

Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	662	661	768	767
Accumulated deficit	(397)	(283)	(323)	(214)
Accumulated other comprehensive loss	(398)	(402)	(392)	(396)
Noncontrolling interests	27	26	27	26

Total equity (deficit)	(106)	2	80	183

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,181	$4,246	$4,180	$4,245

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2009 AND 2008

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2009	2008	2009	2008
Net sales	$722	$1,190	$722	$1,190

Cost of sales	720	1,058	720	1,058
Selling, general and administrative expenses	46	55	46	55
Interest expense (including non-cash interest expense of $12, $12, $7 and $7)	72	76	67	71
Other (income) expense, net	—	(7)	—	(7)

Income (loss) before income taxes	(116)	8	(111)	13
Income tax (benefit)	(3)	3	(3)	5

Net income (loss)	(113)	5	(108)	8
Net income (loss)—noncontrolling interests	1	1	1	1

Net income (loss) attributable to the company	$(114)	$4	$(109)	$7

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST QUARTER ENDED MARCH 31, 2009

Dollars in millions

		Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$26	$2
Net income (loss)				(114)		1	(113)
Amortization of net actuarial loss on defined benefit plans, net of tax of $1					4		4
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $1					2		2
Foreign currency translation adjustment					(2)		(2)
Equity awards			3				3
Loan to NewPage Group			(2)				(2)

Balance at March 31, 2009	10	$—	$662	$(397)	$(398)	$27	$(106)

FIRST QUARTER ENDED MARCH 31, 2008

Dollars in millions

		Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balance at December 31, 2007	10	$—	$632	$(141)	$23	$31	$545
Net income (loss)				4		1	5
Distributions from Rumford Cogeneration to limited partners						(2)	(2)
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $12					(21)		(21)
Foreign currency translation adjustment					(2)		(2)
Equity awards			6				6
Loan to NewPage Group			(6)				(6)

Balance at March 31, 2008	10	$—	$632	$(137)	$—	$30	$525

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

FIRST QUARTER ENDED MARCH 31, 2009

Dollars in millions

		Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$26	$183
Net income (loss)				(109)		1	(108)
Amortization of net actuarial loss on defined benefit plans, net of tax of $1					4		4
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $1					2		2
Foreign currency translation adjustment					(2)		(2)
Equity awards			3				3
Loans to parent companies			(2)				(2)

Balance at March 31, 2009	100	$—	$768	$(323)	$(392)	$27	$80

FIRST QUARTER ENDED MARCH 31, 2008

Dollars in millions

		Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
Balance at December 31, 2007	100	$—	$729	$(97)	$23	$31	$686
Net income (loss)				7		1	8
Distributions from Rumford Cogeneration to limited partners						(2)	(2)
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $12					(21)		(21)
Foreign currency translation adjustment					(2)		(2)
Equity awards			6				6
Loans to parent companies			(6)				(6)

Balance at March 31, 2008	100	$—	$729	$(90)	$—	$30	$669

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2009 AND 2008

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31, 2009	First Quarter Ended Mar. 31, 2008	First Quarter Ended Mar. 31, 2009	First Quarter Ended Mar. 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(113)	$5	$(108)	$8
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	70	75	70	75
Non-cash interest expense	12	12	7	7
(Gain) loss on disposal of assets	4	1	4	1
Deferred income taxes	(4)	3	(4)	5
LIFO effect	42	5	42	5
Pension expense	12	—	12	—
Equity award expense (Note E)	3	6	3	6
Change in operating assets and liabilities	(96)	(113)	(96)	(113)

Net cash provided by (used for) operating activities	(70)	(6)	(70)	(6)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15)	(24)	(15)	(24)
Proceeds from sales of assets	22	5	22	5

Net cash provided by (used for) investing activities	7	(19)	7	(19)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	(2)	—	(2)
Loans to parent companies (Note E)	(2)	(6)	(2)	(6)
Repayments of long-term debt	(20)	(4)	(20)	(4)
Borrowings on revolving credit facility	302	—	302	—
Payments on revolving credit facility	(219)	—	(219)	—

Net cash provided by (used for) financing activities	61	(12)	61	(12)

Effect of exchange rate changes on cash and cash equivalents	1	(1)	1	(1)

Net increase (decrease) in cash and cash equivalents	(1)	(38)	(1)	(38)
Cash and cash equivalents at beginning of period	3	143	3	143

Cash and cash equivalents at end of period	$2	$105	$2	$105

SUPPLEMENTAL INFORMATION
Cash paid for interest	$37	$42	$37	$42

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

Unless otherwise noted, the terms “we,” “our” and “us” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, interest expense and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also established reporting requirements that provide disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS No. 160 effective January 1, 2009. The amounts related to the minority interests in the condensed consolidated financial statements were retroactively revised to equity and the amount of minority interest in the condensed statements of operations were removed from other (income) expense. Revisions were made to prior period financial statements to present them on a comparable basis.

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

B.	FINANCIAL INSTRUMENTS

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

Interest Rates

We utilize interest-rate swap agreements to manage a portion of our interest-rate risk on our variable-rate debt instruments. As of March 31, 2009, we had outstanding interest rate swaps, designated as cash-flow hedges, totaling $1,350, expiring from June 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%.

We measure the fair values of our interest rate swaps under a Level 2 input as defined by SFAS No. 157. We value the interest rate swaps using observable interest rate yield curves for comparable assets and liabilities at commonly quoted intervals. We received (paid) cash of $(8) and $3 on our interest rate agreements for the first quarter ended March 31, 2009 and 2008, which was recorded in interest expense.

Foreign Currency

As of March 31, 2009, we were a party to foreign currency forward contracts, designated as cash-flow hedges, aggregating $75 of contract value, expiring monthly through December 2009, to hedge the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Canadian subsidiary.

We measure the fair values of our foreign currency forward contracts under a Level 2 input as defined by SFAS No. 157. We value the foreign currency forward contracts based on current quoted market prices for similar contracts.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of March 31, 2009, we were party to natural gas futures contracts for notional amounts aggregating 3,290,000 MMBTUs, which expire through October 2011.

We measure the fair values of our natural gas contracts under a Level 2 input as defined by SFAS No. 157. We value the natural gas contracts based on natural gas futures contracts priced on the NYMEX.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2009 and December 31, 2008, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

Significant other observable inputs (Level 2)	Mar. 31, 2009	Dec. 31 2008
Other long-term liabilities:
Interest rate swap agreements	$(51)	$(58)
Natural gas contracts	(5)	(2)
Foreign exchange forward contracts	—	—

The amount of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) and the amount reclassified to net income (loss) during the first quarter ended March 31, 2009 are as follows:

Derivative Type	Amount of gain (loss) recognized in OCI	Location of gain (loss) reclassified from AOCI to net income (loss)	Amount of gain (loss) reclassified from AOCI to net income (loss)
Interest rate swap agreements	$(3)	Interest expense	$(7)
Natural gas contracts	(3)	Cost of sales	(1)
Foreign exchange forward contracts	—	Other (income) expense	—

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities. At March 31, 2009 and December 31, 2008, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	Mar. 31, 2009		Dec. 31, 2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt:
NewPage Holding	$(1,545)	$(3,021)	$(1,343)	$(2,951)
NewPage	(1,506)	(2,834)	(1,305)	(2,769)

C.	INVENTORIES

Inventories as of March 31, 2009 and December 31, 2008 consist of:

	Mar. 31, 2009	Dec. 31, 2008
Finished and in-process goods	$466	$385
Raw materials	113	110
Stores and supplies	133	133

	$712	$628

If inventories had been valued at current costs, they would have been valued at $751 and $630 at March 31, 2009 and December 31, 2008.

D.	LONG-TERM DEBT

The balances of long-term debt as of March 31, 2009 and December 31, 2008 are as follows:

	Mar. 31, 2009	Dec. 31, 2008
NewPage:
Revolving senior secured credit facility	$83	$—
Term loan senior secured credit facility (face amount $1,564 and $1,584; LIBOR plus 3.75%)	1,523	1,541
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $806)	804	804
12% senior subordinated notes (face amount $200)	199	199
Capital lease	145	147

Total long-term debt, including current portion	2,979	2,916
Current portion of long-term debt	16	16

Subtotal	2,963	2,900
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $195 and $190; LIBOR plus 7.00%)	187	182

Long-term debt	$3,150	$3,082

Substantially all of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2008 for further details on our debt agreements.

We were in compliance with all covenants as of March 31, 2009. Below are the required financial covenant levels and the actual levels as of March 31, 2009:

	Covenant	Actual
Maximum Leverage Ratio	5.75	5.63
Maximum Senior Leverage Ratio	3.25	3.03
Minimum Interest Coverage Ratio	1.75	2.14
Minimum Fixed Charge Coverage Ratio	1.10	1.26

NewPage is required to comply with specified financial ratios and tests, including minimum interest and fixed charge coverage ratios, maximum senior and total leverage ratios and maximum capital expenditures. The required financial covenant levels become more restrictive over the term of the senior secured credit facilities. By December 31, 2009, the leverage ratio declines to 5.00 with further decreases over the following three years to 3.75, the senior leverage ratio declines to 2.50 with further decreases over the following three years to 1.25 and the interest coverage ratio increases to 2.00 with a further increase to 2.50 the following year. Certain items included in results of operations are excluded under the definition of “consolidated adjusted EBITDA” used to calculate compliance with the financial covenants in our senior secured credit facilities. These include items such as equity award expense, the effect of LIFO inventory accounting, non-cash pension expense, cost of restructuring activities and costs related to the integration of the two businesses, among other items.

E.	EQUITY

Under repurchase agreements between NewPage Group and certain former executive officers, NewPage Group agreed to repurchase the executive officers’ NewPage Group stock. During the first quarter ended March 31, 2009 and 2008, NewPage loaned $1 and $6 to NewPage Group to enable NewPage Group to satisfy its repurchase obligations, which were recorded as reductions in shareholder’s equity as repayment is not assured.

Included in selling, general and administrative expenses for the first quarter ended March 31, 2009 and 2008 is equity award expense of $3 and $6. In March 2008, a portion of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $13 at the grant date. In March 2009, an additional portion of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $3 at the grant date and are being expensed over the remainder of 2009.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2008	4,022	$20.46
Granted	1,095	21.23

Outstanding at March 31, 2009	5,117	20.48

Exercisable at March 31, 2009	847	21.24

The outstanding options and the exercisable options at March 31, 2009, have a weighted-average remaining contractual life of 8.8 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	First Quarter Ended Mar. 31,
	2009	2008
Weighted-average fair value of options granted	$3.05	$12.87
Weighted-average assumptions used for grants:
Expected volatility	90%	60%
Risk-free interest rate	2.0%	2.8%
Expected life of option (in years)	5	5

F.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), amortization of unrealized losses under our defined benefit plans, net unrealized gains (losses) on cash flow hedges and changes in foreign currency translation adjustment. Total comprehensive income (loss) for the first quarter ended March 31, 2009 and 2008 is as follows:

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2009	2008	2009	2008
Comprehensive income (loss)	$(109)	$(18)	$(104)	$(15)
Comprehensive income (loss)—noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to the company	(110)	(19)	(105)	(16)

G.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the first quarter ended March 31, 2009 and 2008 is as follows:

Pension Plans	U.S. Plans		Canadian Plans
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2009	2008	2009	2008
Service cost	$5	$5	$—	$1
Interest cost	16	15	4	5
Expected return on plan assets	(14)	(21)	(3)	(5)
Amortization of net loss	5	—	—	—

Net periodic cost (income) before termination benefits	12	(1)	1	1
Termination benefits	—	1	—	—

Net periodic cost (income) after termination benefits	$12	$—	$1	$1

Other Postretirement Plans	U.S. Plans		Canadian Plans
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2009	2008	2009	2008
Service cost	$—	$1	$—	$1
Interest cost	3	4	—	—

Net periodic cost	$3	$5	$—	$1

As a result of the restructuring actions described in Note I, during the first quarter ended March 31, 2008 we recognized a special termination charge of $1 in cost of sales for employees affected by the shutdown of the No. 11 paper machine in Rumford, Maine.

H.	INCOME TAXES

For the first quarter ended March 31, 2009 and 2008, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the first quarter ended March 31, 2009, we have allocated $2 of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

I.	RESTRUCTURING

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

During the first quarter ended March 31, 2009 we recorded an adjustment of $1 in selling, general and administrative expenses for the reversal of employee-related costs included as an assumed liability in the purchase price allocation as a result of a change in estimate. During the first quarter ended March 31, 2008, we incurred total charges of $9, including $6 in accelerated depreciation and inventory write-offs recorded in cost of sales and $3 of employee-related costs, of which $2 is recorded in cost of sales and $1 is recorded in selling, general and administrative expenses. We expect all remaining closure-related activities to be substantially completed in 2009.

The activity in the accrued restructuring liability relating to these actions for the first quarter ended March 31, 2009 was as follows:

	Closure Costs	Employee Costs
Balance accrued at December 31, 2008	$14	$19
Adjustments	—	(1)
Payments	(2)	(9)

Balance accrued at March 31, 2009	$12	$9

The activity in the accrued restructuring liability relating to these actions for the first quarter ended March 31, 2008 was as follows:

Employee Costs
Balance accrued at December 31, 2007	$4
Additions to reserve recorded on opening balance sheet	18
Current charges	3
Payments	(4)

Balance accrued at March 31, 2008	$21

J.	SALE OF HYDROELECTRIC FACILITY

On March 23, 2009, NewPage Wisconsin Systems Inc., an indirect wholly-owned subsidiary of NewPage, completed the sale of a hydroelectric generating facility located in Niagara, Wisconsin to Northbrook Wisconsin, LLC for a net cash sales price of $22. Included in cost of sales for the first quarter ended March 31, 2009 is a loss on the sale of $3.

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

On May 5, 2008, NewPage Group filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to an initial public offering of its common stock. The registration statement indicates that NewPage Group intends to use the proceeds from the offering to redeem in full the NewPage Group’s PIK Notes and NewPage Holding’s PIK Notes. There can be no assurance that our parent will complete the offering or what the terms of the offering will be.

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

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$1	$1	$2
Accounts receivable	201	23	1	3	228
Inventories	333	379	—	—	712
Other current assets	12	4	1	—	17

Total current assets	546	406	3	4	959

Intercompany receivables	1,253	210	33	(1,496)	—
Property, plant and equipment, net	28	3,028	40	20	3,116
Investment in subsidiaries	2,046	47	—	(2,093)	—
Other assets	102	(1)	1	3	105

TOTAL ASSETS	$3,975	$3,690	$77	$(3,562)	$4,180

LIABILITIES AND EQUITY
Accounts payable	$49	$176	$5	$—	$230
Other current liabilities	127	141	7	—	275
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	192	317	12	—	521

Intercompany payables	370	1,118	8	(1,496)	—
Long-term debt	2,818	145	—	—	2,963
Other long-term liabilities	542	64	10	—	616
Equity	53	2,046	47	(2,066)	80

TOTAL LIABILITIES AND EQUITY	$3,975	$3,690	$77	$(3,562)	$4,180

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$2	$—	$3
Accounts receivable	242	35	1	—	278
Inventories	249	379	—	—	628
Other current assets	11	10	1	—	22

Total current assets	503	424	4	—	931

Intercompany receivables	1,194	168	20	(1,382)	—
Property, plant and equipment, net	16	3,122	40	27	3,205
Investment in subsidiaries	2,051	47	—	(2,098)	—
Other assets	97	12	1	(1)	109

TOTAL ASSETS	$3,861	$3,773	$65	$(3,454)	$4,245

LIABILITIES AND EQUITY
Accounts payable	$51	$201	$1	$1	$254
Other current liabilities	99	164	7	—	270
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	166	365	8	1	540

Intercompany payables	244	1,139	—	(1,383)	—
Long-term debt	2,753	147	—	—	2,900
Other long-term liabilities	541	71	10	—	622
Equity	157	2,051	47	(2,072)	183

TOTAL LIABILITIES AND EQUITY	$3,861	$3,773	$65	$(3,454)	$4,245

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$510	$739	$21	$(548)	$722
Cost of sales	516	735	21	(552)	720
Selling, general and administrative expenses	31	15	—	—	46
Equity in (earnings) loss of subsidiaries	12	—	—	(12)	—
Interest expense	65	2	—	—	67
Other (income) expense, net	1	(1)	—	—	—

Income (loss) before income taxes	(115)	(12)	—	16	(111)
Income tax (benefit)	(3)	—	—	—	(3)

Net income (loss)	(112)	(12)	—	16	(108)
Net income (loss)—noncontrolling interests	—	—	—	1	1

Net income (loss) attributable to the company	$(112)	$(12)	$—	$15	$(109)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$515	$1,095	$24	$(444)	$1,190
Cost of sales	451	1,028	24	(445)	1,058
Selling, general and administrative expenses	44	11	—	—	55
Equity in (earnings) loss of subsidiaries	(37)	1	—	36	—
Interest expense	69	2	—	—	71
Other (income) expense, net	—	(7)	—	—	(7)

Income (loss) before income taxes	(12)	60	—	(35)	13
Income tax (benefit)	(19)	23	1	—	5

Net income (loss)	7	37	(1)	(35)	8
Net income (loss)—noncontrolling interests	—	—	—	1	1

Net income (loss) attributable to the company	$7	$37	$(1)	$(36)	$7

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASHFLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(60)	$(10)	$(1)	$1	$(70)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2)	(13)	—	—	(15)
Proceeds from sales of assets	—	22	—	—	22

Net cash provided by (used for) investing activities	(2)	9	—	—	7

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to parent companies	(2)	—	—	—	(2)
Repayments on long-term debt	(20)	—	—	—	(20)
Borrowings on revolving credit facility	302	—	—	—	302
Payments on revolving credit facility	(219)	—	—	—	(219)

Net cash provided by (used for) financing activities	61	—	—	—	61

Effect of exchange rate changes on cash and cash equivalents	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	(1)	—	(1)	1	(1)
Cash and cash equivalents at beginning of period	1	—	2	—	3

Cash and cash equivalents at end of period	$—	$—	$1	$1	$2

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASHFLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(12)	$2	$2	$2	$(6)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1)	(23)	—	—	(24)
Proceeds from sales of assets	—	3	2	—	5

Net cash provided by (used for) investing activities	(1)	(20)	2	—	(19)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(2)	(2)
Loans to parent companies	(6)	—	—	—	(6)
Repayments on long-term debt	(4)	—	—	—	(4)

Net cash provided by (used for) financing activities	(10)	—	—	(2)	(12)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	(23)	(19)	4	—	(38)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$65	$30	$9	$1	$105

N.	SUBSEQUENT EVENT

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture. During the first quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and in April 2009 received notification that the registration was approved. We have received payments of $45 during the second quarter of 2009 for alternative fuel used in the first quarter of 2009. The financial effects of this credit are not reflected in the first quarter results.

We will continue to evaluate opportunities for burning alternative fuel mixtures to produce energy at our mills. There can be no assurance that the federal incentive program for alternative fuel mixtures will continue in effect, that its provisions will not be changed in a manner that adversely affects us, that our operations will remain qualified to receive the incentive payments or that our claims for the incentive payments will be approved and paid.

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

Trends in Our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the first quarter of 2009, North American coated paper demand declined significantly compared to the first quarter of 2008, as well as the fourth quarter of 2008, as a result of decreased advertising spending and magazine and catalog circulation largely attributable to macroeconomic factors and inventory reductions by customers. In response to this reduction in coated paper demand, we took 149,000 tons of market-related downtime during the first quarter of 2009 and have announced that we intend to take an additional 150,000 tons of market-related downtime in the second quarter of 2009. We will consider the need for additional market-related downtime from time to time based on market conditions.

The supply of coated paper in North America also declined during the first quarter of 2009 compared to the first quarter of 2008. However, the decline in supply was more than offset by the reduction in North American coated paper demand, resulting in excess North American coated paper supply. The North American coated paper supply has been affected by North American capacity closures and market-related downtime in an attempt to align supply with the lower demand, partially offset by an increase in imports into North America. We believe imports are increasing as a result of the strengthening U.S. dollar, lower oil costs and foreign overcapacity. Asian producers, in particular, have significantly increased imports to the U.S. in recent years. The increase in import volume, combined with lower North American supply has also resulted in a higher market share for imported products.

During 2008, we experienced significant increases in our input costs due to substantially higher prices for wood, chemicals, natural gas, coal and electricity. In particular, costs of certain petroleum-based chemicals and transportation costs increased substantially during most of 2008. However, during the first quarter of 2009, we experienced a decrease in our transportation, chemical and other raw material costs as a result of lower crude oil prices. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future, although at lower levels compared to the peak levels in 2008.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. We therefore have limited ability to increase prices in response to increases in our costs if demand relative to supply does not remain strong. As a result of the supply, demand and cost factors described above, coated paper prices increased during the first three quarters of 2008, peaked and began to decline during the fourth quarter of 2008 and continued to decline through the first quarter of 2009 as a result of lower demand in the current economic environment. Given the slowdown in the global economic outlook and the decline in demand for coated paper exceeding the decline in supply, we believe this trend could continue through 2009.

Restructuring

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

During the first quarter ended March 31, 2009 we recorded an adjustment of $1 million in selling, general and administrative expenses for the reversal of employee-related costs included as an assumed liability in the purchase price allocation as a result of a change in estimate. During the first quarter ended March 31, 2008, we incurred total charges of $9 million, including $6 million in accelerated depreciation and inventory write-offs recorded in cost of sales and $3 million of employee-related costs, of which $2 million is recorded in cost of sales and $1 million is recorded in selling, general and administrative expenses. We expect all remaining closure-related activities to be substantially completed in 2009.

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

Results of Operations

The following tables set forth the historical results of operations of NewPage Holding for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, interest expense and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

First Quarter 2009 Compared to First Quarter 2008

	NewPage Holding
	First Quarter Ended Mar. 31,
	2009		2008
(in millions)	$	%	$	%
Net sales	722	100.0	1,190	100.0
Cost of sales	720	99.7	1,058	88.9
Selling, general and administrative expenses	46	6.4	55	4.6
Interest expense	72	10.0	76	6.5
Other (income) expense, net	—	0.0	(7)	(0.6)

Income (loss) before income taxes	(116)	(16.1)	8	0.6
Income tax (benefit)	(3)	(0.5)	3	0.2

Net income (loss)	(113)	(15.6)	5	0.4
Net income (loss)—noncontrolling interests	1	0.2	1	0.1

Net income (loss) attributable to the company	(114)	(15.8)	4	0.3

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$25		$158

Net sales for the first quarter of 2009 were $722 million compared to $1,190 million for the first quarter of 2008, a decrease of $468 million or 39%. Net sales were affected primarily by lower sales volume of coated paper ($428 million) in the first quarter of 2009 compared to the first quarter of 2008. Average coated paper prices increased to $975 per ton in the first quarter of 2009 compared to $953 per ton in the first quarter of 2008. Coated paper sales volume decreased to 588,000 tons in the first quarter of 2009 compared to 1,037,000 tons in the first quarter of 2008. Volume was lower primarily because of a decline in coated paper demand resulting primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during the first quarter of 2009, as well as customers reducing their levels of inventory on hand. In addition, the sales volume in the first quarter of 2008 was higher as a result of higher purchasing by customers during the first quarter of 2008 in advance of an announced price increase. We took 149,000 tons of market-related downtime in the first quarter of 2009. We did not take any market-related downtime in the first quarter of 2008. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the first quarter of 2009 was $720 million compared to $1,058 million for the first quarter of 2008, a decrease of $338 million or 32%. The decrease was primarily a result of lower coated paper sales volume ($328 million). Gross margin for the first quarter of 2009 decreased to 0.3% compared to 11.1% for the first quarter of 2008 primarily as a result of lower coated paper production volumes to absorb fixed costs. The first quarter of 2008 also includes $8 million of charges for restructuring. Maintenance expense at our mills totaled $68 million and $82 million in the first quarter of 2009 and 2008.

Selling, general and administrative expenses decreased to $46 million for the first quarter of 2009 from $55 million for the first quarter of 2008, primarily as a result of $3 million lower stock compensation expense, $2 million lower restructuring charges and lower employee costs. As a percentage of net sales, selling, general and administrative expenses increased in the first quarter of 2009 to 6.4% from 4.6% in the first quarter of 2008, as a result of lower sales volumes.

Interest expense for the first quarter of 2009 was $72 million compared to $76 million for the first quarter of 2008. Interest expense for NewPage for the first quarter of 2009 was $67 million compared to $71 million for the first quarter of 2008. The decreases were primarily the effect of lower market interest rates on our variable interest rate debt, partially offset by higher outstanding borrowings on the revolving credit facility.

Income tax expense (benefit) for the first quarter of 2009 and 2008 was $(3) million and $3 million. Income tax expense (benefit) for NewPage for the first quarter of 2009 and 2008 was $(3) million and $5 million. For the first quarter of 2009 and 2008, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the first quarter ended March 31, 2009, we have allocated $2 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

Net income (loss) attributable to the company was $(114) million in the first quarter of 2009 compared to net income (loss) attributable to the company of $4 million in the first quarter of 2008, primarily as a result of lower sales volumes.

EBITDA was $25 million and $158 million for the first quarter of 2009 and 2008. See “Reconciliation of Net Income (Loss) to EBITDA” for further information on the use of EBITDA as a measurement tool.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

	NewPage Holding
	First Quarter Ended March 31,
(in millions)	2009	2008
Net income (loss) attributable to the company	$(114)	$4
Interest expense	72	76
Income tax (benefit)	(3)	3
Depreciation and amortization	70	75

EBITDA	$25	$158

Liquidity and Capital Resources

Available Liquidity

As of March 31, 2009, our principal sources of liquidity include cash generated from operating activities and availability under our revolving senior secured credit facility. The amount of loans and letters of credit available to NewPage pursuant to the revolving senior secured credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base ($419 million as of March 31, 2009). As of March 31, 2009, we had $247 million available for borrowing, after reduction for $89 million in letters of credit and $83 million in outstanding borrowings under the revolving senior secured credit facility. We have not experienced any limitations in our ability to access funds available under our revolving credit facility and believe we will not experience any limitations in the future in accessing funds. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, available borrowings under our revolving senior secured credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving senior secured credit facility in an amount sufficient to enable us to fund our liquidity needs.

Aggregate indebtedness as of March 31, 2009 totaled $3,218 million, which includes $3,023 million at NewPage. Beginning in 2011, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance indebtedness prior to that time or retire portions of indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as the availability of revolving credit borrowings and other borrowings to refinance our existing indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $(70) million during the first quarter of 2009 compared to $(6) million during the first quarter of 2008. The decrease was primarily the result of the decline in sales demand, investment in inventory, payments for severance and closure costs, and costs of integration. In response to these challenges, we took 149,000 tons of market-related downtime during the first quarter of 2009 and have announced that we intend to take an additional 150,000 tons of market-related downtime in the second quarter of 2009. We will continue to monitor North American paper demand in order to align our production to customer demand and will consider the need for additional market-related downtime from time to time based on market conditions. Investing activities in the first quarter of 2009 included spending of $15 million for capital expenditures and $22 million of proceeds from the sales of assets. Financing activities in the first quarter of 2009 included $20 million in payments on our long-term debt and $83 million of net borrowings on the revolving credit facility.

Capital Expenditures

Capital expenditures were $15 million and $24 million for the first quarter ended March 31, 2009 and 2008.

Debt Covenants

We are in compliance with all covenants as of March 31, 2009. Below are the actual and required financial covenants as of March 31, 2009:

	Covenant	Actual
Maximum Leverage Ratio	5.75	5.63
Maximum Senior Leverage Ratio	3.25	3.03
Minimum Interest Coverage Ratio	1.75	2.14
Minimum Fixed Charge Coverage Ratio	1.10	1.26

Financial Discussion

We continue to achieve cost savings from operating efficiencies, synergies and other restructuring activities that resulted from the Acquisition. Over the course of 2009, however, we will continue to experience some increased costs associated with the continuation of information systems integration and enhancements. In an effort to manage costs and cash flows in 2009, we have implemented a wage freeze for all salaried exempt and non-exempt employees, reduced 2008 bonuses paid in 2009, suspended the matching contribution for our salaried 401(k) plan effective June 1, 2009 and significantly reduced our expected capital expenditures from $165 million in 2008 to a projected $75 million in 2009.

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market and we have experienced significant declines in our plan assets. We are monitoring the effects of the market declines on our minimum pension funding requirements and pension expense for future periods. We do not anticipate material increases in our minimum funding requirements during 2009 or 2010.

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture. During the first quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and in April 2009 received notification that the registration was approved. We have received payments of $45 million during the second quarter of 2009 for alternative fuel used in the first quarter of 2009. The financial effects of this credit are not reflected in the first quarter results.

We will continue to evaluate opportunities for burning alternative fuel mixtures to produce energy at our mills. There can be no assurance that the federal incentive program for alternative fuel mixtures will continue in effect, that its provisions will not be changed in a manner that adversely affects us, that our operations will remain qualified to receive the incentive payments or that our claims for the incentive payments will be approved and paid.

The economic environment continues to be challenging and uncertain, with limited visibility to the timing and strength of an economic recovery in the North American coated paper market. We believe we will meet our financial covenants at currently projected sales levels and with the continued receipt of refunds from alternative fuel credits and satisfy our liquidity needs with existing debt facilities for the second quarter and remainder of 2009.

There are, of course, risks associated with the volume projections, the ability to maintain pricing in an increasingly competitive market and the continuation of the refund of the alternative fuel credit. Should conditions change adversely, we could have difficulty meeting our covenants. In that instance, we would take actions such as capacity reductions or redundancy programs to maintain compliance with our financial covenants. If a violation of our financial covenants were likely, we would attempt to obtain a waiver or amendment to the covenants. In addition, the senior secured credit agreements allow the shareholders of NewPage Group to make an equity contribution to NewPage within 10 days of the delivery of the compliance certificate to the administrative agent. The equity contribution would be added to consolidated adjusted EBITDA to determine compliance. The aggregate amount of contributions cannot exceed $50 million and may be made up to two times in any 12 month period and four times over the life of the debt agreement. We cannot provide assurance that waivers or amendments could be obtained or whether the shareholders of NewPage Group would make an equity contribution to cure a violation. If we did violate our financial covenants and were not able to obtain a waiver or amendment to the covenants and the shareholders of NewPage Group did not make an equity contribution to cure the violation, the debt would become immediately payable and would affect our ability to borrow amounts under the revolving credit facility for liquidity needs. We do not have sufficient cash on hand to satisfy such a demand. Accordingly, the inability to comply with the covenants or obtain waivers or amendments for non-compliance would have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2009 and December 31, 2008, $2,067 million and $1,999 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at March 31, 2009 and December 31, 2008, would be $21 million and $20 million, without taking into account any interest rate derivative agreements.

While we may enter into agreements limiting our exposure to higher interest rates, these agreements do not offer complete protection from this risk. As of March 31, 2009 and December 31, 2008, we were a party to interest rate swap agreements to hedge the variability of cash flows on $1,350 million of our floating-rate debt. Taking into account our interest rate derivative agreements and rates in effect at March 31, 2009 and December 31, 2008, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $7 million and $6 million.

Foreign Currency Risk

Our Canadian subsidiary makes a portion of their purchases and sales in the U.S. dollar. As a result, they are subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Foreign currency exchange contracts may be used periodically to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of March 31, 2009, we were a party to foreign currency forward contracts aggregating $75 million of contract value, expiring monthly through December 2009, to hedge the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Canadian subsidiary. As of March 31, 2009, the fair values of these contracts were a liability of less than $1 million.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the disclosure control systems as being effective as they encompass material matters for the first quarter ended March 31, 2009. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2009, David J. Prystash, senior vice president and chief financial officer, received a bonus of $85,000 as compensation for the retention bonus Mr. Prystash lost from his former employer when he accepted employment with NewPage. In certain circumstances, Mr. Prystash will be required to repay this bonus if he leaves NewPage prior to February 23, 2011. In addition, Mr. Prystash also received an award of non-qualified options to purchase 46,259 shares of NewPage Group common stock as compensation for the options that were cancelled when he resigned as a director of NewPage Group Inc. These options have terms consistent with awards previously made under the plan (see exhibit 10.2) in a form described in exhibit 10.3.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Letter agreement dated as of March 4, 2009 by and between NewPage Corporation and David J. Prystash

10.2	NewPage Group Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.25 to the Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-150638) of NewPage Group Inc., filed on July 14, 2008)

10.3	Form of Nonqualified Stock Option Agreement between NewPage Group Inc. and the Participant named therein (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (Reg. No. 333-150638) of NewPage Group Inc., filed on May 5, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ David J. Prystash	By:	/s/ David J. Prystash
	David J. Prystash		David J. Prystash
	Senior Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)
Date:	May 13, 2009	Date:	May 13, 2009