Form 10-Q
period 2009-06-30
NewPage Holding CORP; NewPage CORP
filed 2009-08-14
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

There were 10 Common Shares, $0.01 per share par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 per share par value, of NewPage Corporation outstanding as of August 1, 2009.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: NewPage Holding Corporation and NewPage Corporation. NewPage Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

References to “NewPage Holding” refer to NewPage Holding Corporation, a Delaware corporation; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Holding. References to “NewPage Group” refer to NewPage Group Inc., a Delaware corporation and the direct parent of NewPage Holding. Unless the context provides otherwise, references to “we,” “us” and “our” refer to NewPage Holding and its subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt obligation and related financing costs, interest expense and income tax effect. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2009 AND DECEMBER 31, 2008

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008
ASSETS

Cash and cash equivalents	$6	$3	$6	$3
Accounts receivable, net	260	278	260	278
Inventories (Note C)	681	628	681	628
Other current assets	21	22	21	22

Total current assets	968	931	968	931

Property, plant and equipment, net of accumulated depreciation of $774 as of June 30, 2009 and $641 as of December 31, 2008	3,067	3,205	3,067	3,205
Other assets	106	110	105	109

TOTAL ASSETS	$4,141	$4,246	$4,140	$4,245

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable	$215	$254	$215	$254
Other current liabilities	244	270	244	270
Current maturities of long-term debt (Note D)	16	16	16	16

Total current liabilities	475	540	475	540

Long-term debt (Note D)	3,145	3,082	2,953	2,900
Other long-term obligations	618	622	618	622
Commitments and contingencies (Note L)

EQUITY (DEFICIT)

Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	665	661	771	767
Accumulated deficit	(408)	(283)	(329)	(214)
Accumulated other comprehensive loss	(383)	(402)	(377)	(396)
Noncontrolling interests	29	26	29	26

Total equity (deficit)	(97)	2	94	183

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,141	$4,246	$4,140	$4,245

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2009 AND 2008

Dollars in millions

	NewPage Holding
	Second Quarter Ended June 30,		First Half Ended June 30,
	2009	2008	2009	2008
Net sales	$736	$1,063	$1,458	$2,253

Cost of sales	756	974	1,476	2,032
Selling, general and administrative expenses	49	62	95	117
Interest expense (including non-cash interest expense of $11, $11, $23 and $23)	72	73	144	149
Other (income) expense, net	(125)	(3)	(125)	(10)

Income (loss) before income taxes	(16)	(43)	(132)	(35)
Income tax (benefit)	(7)	(6)	(10)	(3)

Net income (loss)	(9)	(37)	(122)	(32)
Net income (loss)—noncontrolling interests	2	1	3	2

Net income (loss) attributable to the company	$(11)	$(38)	$(125)	$(34)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2009 AND 2008

Dollars in millions

	NewPage
	Second Quarter Ended June 30,		First Half Ended June 30,
	2009	2008	2009	2008
Net sales	$736	$1,063	$1,458	$2,253

Cost of sales	756	974	1,476	2,032
Selling, general and administrative expenses	49	62	95	117
Interest expense (including non-cash interest expense of $6, $5, $13 and $12)	67	68	134	139
Other (income) expense, net	(125)	(3)	(125)	(10)

Income (loss) before income taxes	(11)	(38)	(122)	(25)
Income tax (benefit)	(7)	(18)	(10)	(13)

Net income (loss)	(4)	(20)	(112)	(12)
Net income (loss)—noncontrolling interests	2	1	3	2

Net income (loss) attributable to the company	$(6)	$(21)	$(115)	$(14)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST HALF ENDED JUNE 30, 2009

Dollars in millions

	Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$26	$2
Net income (loss)				(125)		3	(122)
Amortization of net actuarial loss on defined benefit plans, net of tax of $5					5		5
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $6					8		8
Foreign currency translation adjustment					6		6
Equity awards			6				6
Loan to NewPage Group			(2)				(2)

Balance at June 30, 2009	10	$—	$665	$(408)	$(383)	$29	$(97)

FIRST HALF ENDED JUNE 30, 2008

Dollars in millions

	Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non- controlling
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Total
Balance at December 31, 2007	10	$—	$632	$(141)	$23	$31	$545
Net income (loss)				(34)		2	(32)
Distributions from Rumford Cogeneration to limited partners						(4)	(4)
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $1					3		3
Foreign currency translation adjustment					(1)		(1)
Adjustment to fair value of equity issued by NewPage Group in connection with the acquisition of SENA			8				8
Equity awards			15				15
Loan to NewPage Group			(6)				(6)

Balance at June 30, 2008	10	$—	$649	$(175)	$25	$29	$528

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

FIRST HALF ENDED JUNE 30, 2009

Dollars in millions

	Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$26	$183
Net income (loss)				(115)		3	(112)
Amortization of net actuarial loss on defined benefit plans, net of tax of $5					5		5
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $6					8		8
Foreign currency translation adjustment					6		6
Equity awards			6				6
Loans to parent companies			(2)				(2)

Balance at June 30, 2009	100	$—	$771	$(329)	$(377)	$29	$94

FIRST HALF ENDED JUNE 30, 2008

Dollars in millions

	Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non- controlling
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Total
Balance at December 31, 2007	100	$—	$729	$(97)	$23	$31	$686
Net income (loss)				(14)		2	(12)
Distributions from Rumford Cogeneration to limited partners						(4)	(4)
Change in unrealized gain (loss) on cash-flow hedges, net of tax of $1					3		3
Foreign currency translation adjustment					(1)		(1)
Adjustment to fair value of equity issued by NewPage Group in connection with the acquisition of SENA			8				8
Equity awards			15				15
Loans to parent companies			(6)				(6)

Balance at June 30, 2008	100	$—	$746	$(111)	$25	$29	$689

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST HALF ENDED JUNE 30, 2009 AND 2008

Dollars in millions

	NewPage Holding		NewPage
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(122)	$(32)	$(112)	$(12)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	139	149	139	149
Non-cash interest expense	23	23	13	12
(Gain) loss on disposal of assets	4	2	4	2
Deferred income taxes	(11)	(3)	(11)	(13)
LIFO effect	27	14	27	14
Pension expense	25	—	25	—
Equity award expense (Note E)	6	15	6	15
Change in operating assets and liabilities	(125)	(179)	(125)	(178)

Net cash provided by (used for) operating activities	(34)	(11)	(34)	(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31)	(71)	(31)	(71)
Cash paid for acquisition	—	(6)	—	(6)
Proceeds from sales of assets	22	5	22	5

Net cash provided by (used for) investing activities	(9)	(72)	(9)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	(4)	—	(4)
Loans to parent companies (Note E)	(2)	(6)	(2)	(6)
Repayments of long-term debt	(24)	(8)	(24)	(8)
Borrowings on revolving credit facility	587	—	587	—
Payments on revolving credit facility	(513)	—	(513)	—

Net cash provided by (used for) financing activities	48	(18)	48	(18)

Effect of exchange rate changes on cash and cash equivalents	(2)	(1)	(2)	(1)

Net increase (decrease) in cash and cash equivalents	3	(102)	3	(102)
Cash and cash equivalents at beginning of period	3	143	3	143

Cash and cash equivalents at end of period	$6	$41	$6	$41

SUPPLEMENTAL INFORMATION
Cash paid for interest	$121	$129	$121	$129

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dollars in millions, except per share amounts

A.	BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) is a holding company that owns all of the outstanding capital stock of NewPage Corporation. NewPage Corporation and its subsidiaries are engaged in manufacturing, marketing and distributing printing papers used primarily for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered, newsprint and specialty papers and market pulp. Our products are manufactured at multiple mills in the United States and one mill in Canada and are supported by multiple distribution and converting locations. We operate within one operating segment. The condensed consolidated financial statements include the accounts of NewPage Holding and all entities it controls. This includes Rumford Cogeneration Company L.P. (“Rumford Cogeneration”), a limited partnership for which we are the general partner, which was created to generate power for our use and for third-party sale. All intercompany transactions and balances have been eliminated.

Unless the context provides otherwise, the terms “we,” “our” and “us” refer to NewPage Holding and its consolidated subsidiaries, including NewPage Corporation, a separate public-reporting company. Unless otherwise noted, “NewPage” refers to NewPage Corporation and its consolidated subsidiaries. Other than NewPage Holding’s debt obligation and related financing costs, interest expense and income tax effects, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly-owned subsidiary, NewPage. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide disclosures to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS No. 160 effective January 1, 2009. The amounts related to the minority interests in the condensed consolidated financial statements were retroactively adjusted to equity and the amount of minority interest in the condensed statements of operations was removed from other (income) expense. Revisions were made to prior period financial statements to present them on a comparable basis.

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. GAAP have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009.

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

Interest Rates

We utilize interest-rate swap agreements to manage a portion of our interest-rate risk on our variable-rate debt instruments. As of June 30, 2009, we had outstanding interest rate swaps, designated as cash-flow hedges, totaling $1,200, expiring from December 2009 through December 2012. We receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%. We measure the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. We paid cash of $(8) and $(4) for the second quarter ended June 30, 2009 and 2008, and $(16) and $(1) for the first half ended June 30, 2009 and 2008, which were recorded in interest expense on the hedged debt.

Foreign Currency

As of June 30, 2009, we were a party to foreign currency forward contracts aggregating $45 of contract value, expiring monthly through December 2009, to manage the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Canadian subsidiary. We measure the fair values of our foreign currency forward contracts based on current quoted market prices for similar contracts.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of June 30, 2009, we were party to natural gas futures contracts for notional amounts aggregating 3,000,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2009 and December 31, 2008, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

Significant other observable inputs (Level 2)	June 30, 2009	Dec. 31, 2008

Other assets—foreign exchange forward contracts	$6	$—

Other long-term liabilities:
Interest rate swap agreements	$(42)	$(58)
Natural gas contracts	(3)	(2)

The amount of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) and the amount reclassified to income (loss) during the second quarter and first half ended June 30, 2009 are as follows:

Derivative Type	Amount of gain (loss) recognized in OCI	Location of gain (loss) reclassified from AOCI to income (loss)	Amount of gain (loss) reclassified from AOCI to income (loss)
Second quarter ended June 30, 2009
Interest rate swap agreements	$1	Interest expense	$(9)
Natural gas contracts	—	Cost of sales	(1)

First half ended June 30, 2009
Interest rate swap agreements	$(1)	Interest expense	$(16)
Natural gas contracts	(3)	Cost of sales	(2)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At June 30, 2009 and December 31, 2008, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	June 30, 2009		Dec. 31, 2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt:
NewPage Holding	$(1,975)	$(3,014)	$(1,343)	$(2,951)
NewPage	(1,945)	(2,822)	(1,305)	(2,769)

C.	INVENTORIES

Inventories as of June 30, 2009 and December 31, 2008 consist of:

	June 30, 2009	Dec. 31, 2008
Finished and in-process goods	$468	$385
Raw materials	75	110
Stores and supplies	138	133

	$681	$628

If inventories had been valued at current costs, they would have been valued at $714 and $630 at June 30, 2009 and December 31, 2008.

D.	LONG-TERM DEBT

The balances of long-term debt as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	Dec. 31, 2008
NewPage:
Revolving senior secured credit facility (LIBOR plus 2.00%)	$74	$—
Term loan senior secured credit facility (face amount $1,560 and $1,584; LIBOR plus 3.75%)	1,520	1,541
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $806)	804	804
12% senior subordinated notes (face amount $200)	199	199
Capital lease	147	147

Total long-term debt, including current portion	2,969	2,916
Current portion of long-term debt	16	16

Subtotal	2,953	2,900
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $199 and $190; LIBOR plus 7.00%)	192	182

Long-term debt	$3,145	$3,082

Substantially all of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2008 for further details on our debt agreements.

We were in compliance with all covenants as of June 30, 2009. The required financial covenant levels and the actual levels as of June 30, 2009 are as follows:

	Covenant	Actual
Maximum Leverage Ratio	5.75	5.65
Maximum Senior Leverage Ratio	3.25	3.04
Minimum Interest Coverage Ratio	1.75	2.14
Minimum Fixed Charge Coverage Ratio	1.10	1.36

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

In July 2009, we announced that we were working with our lenders on an amendment of certain provisions of our term loan senior secured credit facility and revolving senior secured credit facility. In addition, NP Investor LLC (“NPI”), an affiliate of Cerberus Capital Management, L.P., the indirect controlling shareholder of NewPage, announced in July 2009 an offer to purchase a portion of NewPage’s floating rate senior secured notes, 10% senior secured notes and 12% senior subordinated notes. In addition, NPI announced an offer to purchase all of NewPage Holding’s senior unsecured PIK notes that are validly tendered and not withdrawn. Furthermore, the size, terms and timing of our previously announced proposed offering of new senior secured notes due 2014 are still under consideration at this time. There can be no assurance that we or NPI will complete any or all of these transactions on the terms previously announced or at all.

The economic environment continues to be challenging and uncertain, with limited visibility to the timing and strength of an economic recovery in North American coated paper. We continue to closely monitor market pricing and demand, but forecasting has become particularly difficult in this uncertain environment. A weak recovery in customer demand, coupled with continued price erosion, could jeopardize our ability to meet our financial covenants during the upcoming twelve-month period.

We are considering all actions possible to maintain compliance with our financial covenants. We also are continuing discussions with our lenders to obtain a waiver or amendment to the covenants. In addition, the senior secured credit agreements allow the shareholders of NewPage Group to make an equity contribution to NewPage within 10 days of the delivery of the compliance certificate to the administrative agent. The equity contribution would be added to consolidated adjusted EBITDA to determine compliance. The aggregate amount of contributions cannot exceed $50 and may be made up to two times in any 12 month period and four times over the life of the credit agreements. We cannot provide assurance that waivers or amendments could be obtained or whether the shareholders of NewPage Group would make an equity contribution to cure a violation. If we did violate our financial covenants, and were not able to obtain a waiver or amendment to the covenants, and the shareholders of NewPage Group did not make an equity contribution to cure the violation, and the lenders so request, the debt would become immediately payable and would affect our ability to borrow amounts under the revolving credit facility for liquidity needs. We do not have sufficient cash on hand to satisfy such a demand. Accordingly, the inability to comply with our financial covenants or obtain waivers or amendments for non-compliance would have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

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

Included in selling, general and administrative expenses is equity award expense of $3 and $9 for the second quarter ended June 30, 2009 and 2008 and $6 and $15 for the first half ended June 30, 2009 and 2008. In March 2008, a portion of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $13 at the grant date. In March 2009, an additional portion of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $3 at the grant date and are being expensed over the remainder of 2009.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2008	4,022	$20.46
Granted	1,128	21.23

Outstanding at June 30, 2009	5,150	20.49

Exercisable at June 30, 2009	847	21.24

The outstanding options and the exercisable options at June 30, 2009, have a weighted-average remaining contractual life of 8.5 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	First Half Ended June 30,
	2009	2008
Weighted-average fair value of options granted	$3.06	$12.87
Weighted-average assumptions used for grants:
Expected volatility	90%	60%
Risk-free interest rate	2.0%	2.8%
Expected life of option (in years)	5	5

F.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), amortization of unrealized losses under our defined benefit plans, net unrealized gains (losses) on cash flow hedges and changes in foreign currency translation adjustment. Total comprehensive income (loss) is as follows:

	Second Quarter Ended June 30,		First Half Ended June 30,
	2009	2008	2009	2008
NewPage Holding
Comprehensive income (loss)	$6	$(12)	$(103)	$(30)
Comprehensive income (loss)—noncontrolling interests	2	1	3	2
Comprehensive income (loss) attributable to the company	4	(13)	(106)	(32)

NewPage
Comprehensive income (loss)	$11	$5	$(93)	$(10)
Comprehensive income (loss)—noncontrolling interests	2	1	3	2
Comprehensive income (loss) attributable to the company	9	4	(96)	(12)

G.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the second quarter and first half ended June 30, 2009 and 2008 is as follows:

Pension Plans

	U.S. Plans		Canadian Plans
	Second Quarter Ended June 30,		Second Quarter Ended June 30,
	2009	2008	2009	2008
Service cost	$6	$4	$1	$1
Interest cost	16	16	5	4
Expected return on plan assets	(14)	(21)	(4)	(5)
Amortization of net loss	5	—	—	—

Net periodic cost (income)	$13	$(1)	$2	$—

	U.S. Plans		Canadian Plans
	First Half Ended June 30,		First Half Ended June 30,
	2009	2008	2009	2008
Service cost	$11	$9	$1	$2
Interest cost	32	31	9	9
Expected return on plan assets	(28)	(42)	(7)	(10)
Amortization of net loss	10	—	—	—

Net periodic cost (income) before termination benefits	25	(2)	3	1
Termination benefits	—	1	—	—

Net periodic cost (income) after termination benefits	$25	$(1)	$3	$1

Other Postretirement Plans

	U.S. Plans		Canadian Plans
	Second Quarter Ended June 30,		Second Quarter Ended June 30,
	2009	2008	2009	2008
Service cost	$1	$—	$—	$—
Interest cost	3	4	1	—
Amortization of prior service cost	(1)	—	—	—

Net periodic cost	$3	$4	$1	$—

	U.S. Plans		Canadian Plans
	First Half Ended June 30,		First Half Ended June 30,
	2009	2008	2009	2008
Service cost	$1	$1	$—	$1
Interest cost	6	8	1	—
Amortization of prior service cost	(1)	—	—	—

Net periodic cost	$6	$9	$1	$1

As a result of the restructuring actions described in Note J, during the first quarter ended March 31, 2008 we recognized a special termination charge of $1 in cost of sales for employees affected by the shutdown of the No. 11 paper machine in Rumford, Maine.

H.	OTHER (INCOME) EXPENSE

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture. During the first quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and in April 2009 received notification that the registration was approved. During the second quarter of 2009, we received payments of $112, including $45 for alternative fuel mixtures used in the first quarter of 2009. We recognize income for the credits at the time the alternative fuel mixtures are used in our operations and when all revenue recognition criteria have been met. The amounts of credits eligible for recognition, but not received at the end of the period are included in accounts receivable, net. We recognized $120 of income in other (income) expense for the second quarter of 2009 for alternative fuels used through June 30, 2009.

I.	INCOME TAXES

For the second quarter and first half ended June 30, 2009 and 2008, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the second quarter and first half ended June 30, 2009, we have allocated $7 and $11 of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

J.	RESTRUCTURING

During 2008, we announced actions being taken to integrate NewPage operations and the former Stora Enso North America, Inc. (“SENA”) facilities and services. These actions were intended to expand our business platform, serve our customers more efficiently and deliver on the projected synergies of the acquisition.

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

During the first quarter ended March 31, 2009, we recorded an adjustment of $1 in selling, general and administrative expenses for the reversal of employee-related costs included as an assumed liability in the purchase price allocation as a result of a change in estimate. During the second quarter ended June 30, 2008, we incurred total charges of $8 for historical NewPage operations, including $6 in accelerated depreciation recorded in cost of sales and $2 of employee-related costs recorded in cost of sales. During the first half ended June 30, 2008, we incurred total charges of $17, including $12 in accelerated depreciation and inventory write-offs recorded in cost of sales and $5 of employee-related costs, of which $4 is recorded in cost of sales and $1 is recorded in selling, general and administrative expenses. In addition, as of June 30, 2008, we recorded $25 of employee-related costs for former SENA employees as a liability in the purchase price allocation. We expect all remaining closure-related activities to be substantially completed in 2009.

The activity in the accrued restructuring liability relating to these actions for the first half ended June 30, 2009 was as follows:

	Closure Costs	Employee Costs
Balance accrued at December 31, 2008	$14	$19
Adjustments	—	(1)
Payments	(4)	(11)

Balance accrued at June 30, 2009	$10	$7

The activity in the accrued restructuring liability relating to these actions for the first half ended June 30, 2008 was as follows:

Employee Costs
Balance accrued at December 31, 2007	$4
Additions to reserve recorded on opening balance sheet	25
Current charges	5
Payments	(10)

Balance accrued at June 30, 2008	$24

K.	SALE OF HYDROELECTRIC FACILITY

On March 23, 2009, NewPage Wisconsin System Inc., an indirect wholly-owned subsidiary of NewPage, completed the sale of a hydroelectric generating facility located in Niagara, Wisconsin to Northbrook Wisconsin, LLC for a net cash sales price of $22. Included in cost of sales for the first half ended June 30, 2009 is a loss on the sale of $3.

L.	COMMITMENTS AND CONTINGENCIES

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

M.	INITIAL PUBLIC OFFERING OF NEWPAGE GROUP

On May 5, 2008, NewPage Group filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to an initial public offering of its common stock. There can be no assurance that NewPage Group will complete the offering or what the terms of the offering will be.

N.	SUPPLEMENTAL CONSOLIDATING INFORMATION

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

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method. Certain revisions have been made to this supplemental consolidating information related to the presentation of the noncontrolling interest. The noncontrolling interest was initially recognized in this data for the period ended March 31, 2009. We believe the revision is immaterial to that period.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$2	$3	$6
Accounts receivable	234	22	1	3	260
Inventories	369	311	—	1	681
Other current assets	16	4	1	—	21

Total current assets	620	337	4	7	968

Intercompany receivables	1,341	476	45	(1,862)	—
Property, plant and equipment, net	29	2,979	40	19	3,067
Investment in subsidiaries	2,058	46	—	(2,104)	—
Other assets	102	—	—	3	105

TOTAL ASSETS	$4,150	$3,838	$89	$(3,937)	$4,140

LIABILITIES AND EQUITY
Accounts payable	$62	$153	$—	$—	$215
Other current liabilities	117	119	8	—	244
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	195	272	8	—	475

Intercompany payables	542	1,295	25	(1,862)	—
Long-term debt	2,806	147	—	—	2,953
Other long-term liabilities	542	66	10	—	618
Equity	65	2,058	46	(2,075)	94

TOTAL LIABILITIES AND EQUITY	$4,150	$3,838	$89	$(3,937)	$4,140

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$2	$—	$3
Accounts receivable	242	35	1	—	278
Inventories	249	379	—	—	628
Other current assets	11	10	1	—	22

Total current assets	503	424	4	—	931

Intercompany receivables	1,194	168	20	(1,382)	—
Property, plant and equipment, net	16	3,122	40	27	3,205
Investment in subsidiaries	2,051	47	—	(2,098)	—
Other assets	97	12	1	(1)	109

TOTAL ASSETS	$3,861	$3,773	$65	$(3,454)	$4,245

LIABILITIES AND EQUITY
Accounts payable	$51	$201	$1	$1	$254
Other current liabilities	99	164	7	—	270
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	166	365	8	1	540

Intercompany payables	244	1,139	—	(1,383)	—
Long-term debt	2,753	147	—	—	2,900
Other long-term liabilities	541	71	10	—	622
Equity	157	2,051	47	(2,072)	183

TOTAL LIABILITIES AND EQUITY	$3,861	$3,773	$65	$(3,454)	$4,245

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$562	$716	$20	$(562)	$736
Cost of sales	595	705	20	(564)	756
Selling, general and administrative expenses	44	5	—	—	49
Equity in (earnings) loss of subsidiaries	(1)	—	—	1	—
Interest expense	64	3	—	—	67
Other (income) expense, net	(127)	2	—	—	(125)

Income (loss) before income taxes	(13)	1	—	1	(11)
Income tax (benefit)	(7)	—	—	—	(7)

Net income (loss)	(6)	1	—	1	(4)
Net income (loss)—noncontrolling interests	—	—	—	2	2

Net income (loss) attributable to the company	$(6)	$1	$—	$(1)	$(6)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$1,072	$1,454	$41	$(1,109)	$1,458
Cost of sales	1,111	1,436	41	(1,112)	1,476
Selling, general and administrative expenses	75	20	—	—	95
Equity in (earnings) loss of subsidiaries	8	—	—	(8)	—
Interest expense	129	5	—	—	134
Other (income) expense, net	(126)	1	—	—	(125)

Income (loss) before income taxes	(125)	(8)	—	11	(122)
Income tax (benefit)	(10)	—	—	—	(10)

Net income (loss)	(115)	(8)	—	11	(112)
Net income (loss)—noncontrolling interests	—	—	—	3	3

Net income (loss) attributable to the company	$(115)	$(8)	$—	$8	$(115)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$459	$1,038	$22	$(456)	$1,063
Cost of sales	409	1,000	22	(457)	974
Selling, general and administrative expenses	33	29	—	—	62
Equity in (earnings) loss of subsidiaries	(8)	—	—	8	—
Interest expense	65	3	—	—	68
Other (income) expense, net	(1)	(2)	—	—	(3)

Income (loss) before income taxes	(39)	8	—	(7)	(38)
Income tax (benefit)	(18)	—		—	(18)

Net income (loss)	(21)	8	—	(7)	(20)
Net income (loss)—noncontrolling interests	—	—	—	1	1

Net income (loss) attributable to the company	$(21)	$8	$—	$(8)	$(21)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$974	$2,151	$46	$(918)	$2,253
Cost of sales	860	2,046	46	(920)	2,032
Selling, general and administrative expenses	77	40	—	—	117
Equity in (earnings) loss of subsidiaries	(45)	1	—	44	—
Interest expense	134	5	—	—	139
Other (income) expense, net	(1)	(9)	—	—	(10)

Income (loss) before income taxes	(51)	68	—	(42)	(25)
Income tax (benefit)	(37)	23	1	—	(13)

Net income (loss)	(14)	45	(1)	(42)	(12)
Net income (loss)—noncontrolling interests	—	—	—	2	2

Net income (loss) attributable to the company	$(14)	$45	$(1)	$(44)	$(14)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(45)	$8	$—	$3	$(34)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3)	(28)	—	—	(31)
Proceeds from sales of assets	—	22	—	—	22

Net cash provided by (used for) investing activities	(3)	(6)	—	—	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to parent companies	(2)	—	—	—	(2)
Repayments on long-term debt	(24)	—	—	—	(24)
Borrowings on revolving credit facility	587	—	—	—	587
Payments on revolving credit facility	(513)	—	—	—	(513)

Net cash provided by (used for) financing activities	48	—	—	—	48

Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)

Net increase (decrease) in cash and cash equivalents	—	—	—	3	3
Cash and cash equivalents at beginning of period	1	—	2	—	3

Cash and cash equivalents at end of period	$1	$—	$2	$3	$6

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(61)	$52	$(5)	$3	$(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1)	(70)	—	—	(71)
Cash paid for acquisition	(6)	—	—	—	(6)
Proceeds from sales of assets	—	3	2	—	5

Net cash provided by (used for) investing activities	(7)	(67)	2	—	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(4)	(4)
Loans to parent companies	(6)	—	—	—	(6)
Repayments on long-term debt	(8)	—	—	—	(8)

Net cash provided by (used for) financing activities	(14)	—	—	(4)	(18)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	(82)	(16)	(3)	(1)	(102)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$6	$33	$2	$—	$41

*  *  *  *  *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Background

We believe that we are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, such as high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts, catalogs and textbooks. We operate 20 paper machines at ten paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada.

Trends in Our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the first half of 2009, North American coated paper demand declined significantly compared to the first half of 2008. This decline was a result of decreased advertising spending and magazine and catalog circulation largely attributable to macroeconomic factors and inventory reductions by customers. In response to this reduction in coated paper demand, we took 310,000 tons of market-related downtime during the first half of 2009. We will consider the need for additional market-related downtime from time to time based on market conditions.

The supply of coated paper in North America also declined during the first half of 2009 compared to the first half of 2008. The North American coated paper supply has been affected by North American capacity closures and market-related downtime in response to the lower demand, partially offset by an increase in imports into North America. We believe imports continue to gain North American market share as a result of the exchange rate of the U.S. dollar relative to other currencies, especially the Euro, low transportation costs and foreign overcapacity. Asian producers, in particular, have significantly increased imports to the U.S. in recent years. The increase in import volume, combined with lower North American supply, has also resulted in a higher market share for imported products.

During the first half of 2009, we experienced a decrease in our transportation, chemical and other raw material costs as a result of lower crude oil prices. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future, although at lower levels compared to the peak levels in 2008.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. We therefore have limited ability to increase prices in response to increases in our costs if demand relative to supply does not remain strong. As a result of the supply, demand and cost factors described above, coated paper prices in the United States generally rose due to a combination of increased demand and reduced North American capacity resulting from capacity rationalization. However, the recent decline in demand has resulted in some price pressure and our weighted-average coated paper prices declined modestly to $953 per ton in the first half of 2009. Since the peak in October 2008, U.S. market prices decreased for both coated groundwood paper and coated freesheet paper. As a result of the current economic downturn, we anticipate continued pressure on paper prices for the near term.

Restructuring

During 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions were intended to expand our business platform, serve our customers more efficiently and deliver on the projected synergies of the acquisition.

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

During the first quarter ended March 31, 2009, we recorded an adjustment of $1 million in selling, general and administrative expenses for the reversal of employee-related costs included as an assumed liability in the purchase price allocation as a result of a change in estimate. During the second quarter ended June 30, 2008, we incurred total charges of $8 million for historical NewPage operations, including $6 million in accelerated depreciation recorded in cost of sales and $2 million of employee-related costs recorded in cost of sales. During the first half ended June 30, 2008, we incurred total charges of $17 million, including $12 million in accelerated depreciation and inventory write-offs recorded in cost of sales and $5 million of employee-related costs, of which $4 million is recorded in cost of sales and $1 million is recorded in selling, general and administrative expenses. In addition, as of June 30, 2008, we recorded $25 million of employee-related costs for former SENA employees as a liability in the purchase price allocation. During the third quarter of 2009, we completed our integration activities. We expect all remaining closure-related activities to be substantially completed in 2009.

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

Second Quarter 2009 Compared to Second Quarter 2008

	NewPage Holding
	Second Quarter Ended June 30,
	2009		2008
(in millions)	$	%	$	%

Net sales	736	100.0	1,063	100.0
Cost of sales	756	102.7	974	91.6
Selling, general and administrative expenses	49	6.7	62	5.9
Interest expense	72	9.7	73	6.8
Other (income) expense, net	(125)	(17.0)	(3)	(0.3)

Income (loss) before income taxes	(16)	(2.1)	(43)	(4.0)
Income tax (benefit)	(7)	(0.9)	(6)	(0.6)

Net income (loss)	(9)	(1.2)	(37)	(3.4)
Net income (loss)—noncontrolling interests	2	0.2	1	0.1

Net income (loss) attributable to the company	(11)	(1.4)	(38)	(3.5)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$123		$103

Net sales for the second quarter of 2009 were $736 million, compared to $1,063 million for the second quarter of 2008, a decrease of $327 million, or 31%. Net sales were affected primarily by lower sales volume of coated paper ($271 million) and lower coated paper prices ($34 million) in the second quarter of 2009 compared to the second quarter of 2008. Weighted-average coated paper prices decreased to $931 per ton in the second quarter of 2009 compared to $988 per ton in the second quarter of 2008. We believe that some of the decline in pricing resulted from producers passing on the benefits of the alternative fuel mixture credit to customers. Coated paper sales volume decreased to 601,000 tons in the second quarter of 2009 compared to 875,000 tons in the second quarter of 2008. Volume was lower primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during the second quarter of 2009, as well as customers reducing their levels of inventory on hand. As a result of these factors, we took 161,000 tons of market-related downtime during the second quarter of 2009. During the second quarter of 2008, we took 18,000 tons of market-related downtime. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the second quarter of 2009 was $756 million, compared to $974 million for the second quarter of 2008, a decrease of $218 million, or 22%. The decrease was primarily a result of lower coated paper sales volume ($201 million). Gross margin for the second quarter of 2009 decreased to (2.7)% compared to 8.4% for the second quarter of 2008 primarily as a result of significantly lower sales volume and the effects of taking market-related downtime, partially offset by productivity improvement initiatives and lower input costs resulting primarily from lower crude oil prices. The second quarter of 2008 also includes $6 million for accelerated depreciation and $2 million of employee-related costs associated with our restructuring plan announced in 2008. Maintenance expense at our mills totaled $74 million and $101 million in the second quarter of 2009 and 2008.

Selling, general and administrative expenses decreased to $49 million for the second quarter of 2009 from $62 million for the second quarter of 2008, primarily as a result of lower costs related to the integration of the two businesses and lower employee costs, as well as $6 million in lower stock compensation expense. As a percentage of net sales, selling, general and administrative expenses increased in the second quarter of 2009 to 6.7% from 5.9% in the second quarter of 2008, as a result of lower sales volumes.

Interest expense for the second quarter of 2009 was $72 million compared to $73 million for the second quarter of 2008. Interest expense for NewPage for the second quarter of 2009 was $67 million compared to $68 million for the second quarter of 2008. The slight decreases were primarily the effect of lower market interest rates on our variable interest rate debt, offset by higher outstanding borrowings under the revolving credit facility.

Other (income) expense was $(125) million for the second quarter of 2009 and $(3) million in the second quarter of 2008. The amount recognized in the second quarter of 2009 was primarily the result of $120 million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the second quarter of 2009 and 2008 was $(7) million and $(6) million. Income tax expense (benefit) for NewPage for the second quarter of 2009 and 2008 was $(7) million and $(18) million. For the second quarter of 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the second quarter ended June 30, 2009, we have allocated $7 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

Net income (loss) attributable to the company was $(11) million in the second quarter of 2009 compared to net income (loss) attributable to the company of $(38) million in the second quarter of 2008, primarily as a result of the alternative fuel mixture tax credits, partially offset by significantly lower sales volumes.

EBITDA was $123 million and $103 million for the second quarter of 2009 and 2008. See “Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA” for further information on the use of EBITDA as a measurement tool.

First Half 2009 Compared to First Half 2008

	NewPage Holding
	First Half Ended June 30,
	2009		2008
(in millions)	$	%	$	%

Net sales	1,458	100.0	2,253	100.0
Cost of sales	1,476	101.2	2,032	90.2
Selling, general and administrative expenses	95	6.6	117	5.2
Interest expense	144	9.8	149	6.6
Other (income) expense, net	(125)	(8.6)	(10)	(0.5)

Income (loss) before income taxes	(132)	(9.0)	(35)	(1.5)
Income tax (benefit)	(10)	(0.6)	(3)	(0.1)

Net income (loss)	(122)	(8.4)	(32)	(1.4)
Net income (loss)—noncontrolling interests	3	0.2	2	0.1

Net income (loss) attributable to the company	(125)	(8.6)	(34)	(1.5)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$148		$261

Net sales for the first half of 2009 were $1,458 million, compared to $2,253 million for the first half of 2008, a decrease of $795 million, or 35%. Net sales were affected primarily by lower sales volume of coated paper ($701 million) and lower coated paper prices ($19 million) in the first half of 2009 compared to the first half of 2008. Weighted-average coated paper prices decreased to $953 per ton in the first half of 2009 compared to $969 per ton in the first half of 2008. We believe that some of the decline in pricing resulted from producers passing on the benefits of the alternative fuel mixture credit to customers. Coated paper sales volume decreased to 1,189,000 tons in the first half of 2009 compared to 1,912,000 tons in the first half of 2008. Volume was lower primarily because of lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during the first half of 2009, as well as customers reducing their levels of inventory on hand. As a result of these factors, we took 310,000 tons of market-related downtime during the first half of 2009. During the first half of 2008, we took 18,000 tons of market-related downtime.

Cost of sales for the first half of 2009 was $1,476 million, compared to $2,032 million for the first half of 2008, a decrease of $556 million, or 27%. The decrease was primarily a result of lower coated paper sales volume ($529 million). Gross margin for the first half of 2009 decreased to (1.2)% compared to 9.8% for the first half of 2008, primarily as a result of significantly lower sales volume and the effects of taking market-related downtime, partially offset by productivity improvement initiatives and lower input costs resulting primarily from lower crude oil prices. The first half of 2008 also includes $12 million for accelerated depreciation and $4 million of employee-related costs associated with our restructuring plan announced in January 2008. Maintenance expense at our mills totaled $142 million and $183 million in the first half of 2009 and 2008.

Selling, general and administrative expenses decreased to $95 million for the first half of 2009 from $117 million for the first half of 2008, primarily as a result of $9 million in lower stock compensation expense, as well as lower restructuring charges, lower costs related to the integration of the two businesses and lower employee costs. As a percentage of net sales, selling, general and administrative expenses increased in the first half of 2009 to 6.6% from 5.2% in the first half of 2008, as a result of lower sales volumes.

Interest expense for the first half of 2009 was $144 million compared to $149 million for the first half of 2008. Interest expense for NewPage for the first half of 2009 was $134 million compared to $139 million for the first half of 2008. The decreases were primarily the effect of lower market interest rates on our variable interest rate debt, partially offset by higher outstanding borrowings under the revolving credit facility.

Other (income) expense was $(125) million for the first half of 2009 and $(10) million in the first half of 2008. The amount recognized in the first half of 2009 was primarily the result of $120 million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the first half of 2009 and 2008 was $(10) million and $(3) million. Income tax expense (benefit) for NewPage for the first half of 2009 and 2008 was $(10) million and $(13) million. For the first half of 2009 and 2008, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the first half ended June 30, 2009, we have allocated $11 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

Net income (loss) attributable to the company was $(125) million in the first half of 2009 compared to net income (loss) attributable to the company of $(34) million in the first half of 2008, primarily as a result of significantly lower sales volumes partially offset by the alternative fuel mixture tax credits.

EBITDA was $148 million and $261 million for the first half of 2009 and 2008. See “Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA” for further information on the use of EBITDA as a measurement tool.

Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA

EBITDA is defined as net income (loss) attributable to the company before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of our performance under GAAP, is not intended to represent net income (loss) attributable to the company, and should not be used as an alternative to net income (loss) attributable to the company as an indicator of performance. EBITDA is shown because it is a primary component of certain covenants under our senior secured credit facilities and is a basis upon which our management assesses performance. In addition, our management believes EBITDA is useful to investors because it and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA instead of net income (loss) attributable to the company has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation

Because of these limitations, EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) attributable to the company to EBITDA:

	NewPage Holding
	Second Quarter Ended June 30,		First Half Ended June 30,
(in millions)	2009	2008	2009	2008

Net income (loss) attributable to the company	$(11)	$(38)	$(125)	$(34)
Interest expense	72	73	144	149
Income taxes (benefit)	(7)	(6)	(10)	(3)
Depreciation and amortization	69	74	139	149

EBITDA	$123	$103	$148	$261

Liquidity and Capital Resources

Available Liquidity

As of June 30, 2009, our principal sources of liquidity include cash generated from operating activities and availability under our revolving senior secured credit facility. The amount of loans and letters of credit available to NewPage pursuant to the revolving senior secured credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base ($450 million as of June 30, 2009). As of June 30, 2009, we had $282 million available for borrowing, after reduction for $94 million in letters of credit and $74 million in outstanding borrowings under the revolving senior secured credit facility. We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, available borrowings under our revolving senior secured credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving senior secured credit facility in an amount sufficient to enable us to fund our liquidity needs.

Aggregate indebtedness as of June 30, 2009 totaled $3,211 million, which includes $3,012 million at NewPage. Beginning in 2011, our debt service requirements will substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance our indebtedness prior to that time or retire portions of indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as the availability of revolving credit borrowings and other borrowings to refinance our existing indebtedness.

In July 2009, we announced that we were working with our lenders on an amendment of certain provisions of our term loan senior secured credit facility and revolving senior secured credit facility. In addition, NP Investor LLC (“NPI”), an affiliate of Cerberus Capital Management, L.P., the indirect controlling shareholder of NewPage, announced in July 2009 an offer to purchase a portion of NewPage’s floating rate senior secured notes, 10% senior secured notes and 12% senior subordinated notes. In addition, NPI announced an offer to purchase all of NewPage Holding’s senior unsecured PIK notes that are validly tendered and not withdrawn. Furthermore, the size, terms and timing of our previously announced proposed offering of new senior secured notes due 2014 are still under consideration at this time. There can be no assurance that we or NPI will complete any or all of these transactions on the terms previously announced or at all.

Cash Flows

Cash provided by (used for) operating activities was $(34) million during the first half of 2009 compared to $(11) million during the first half of 2008, primarily the result of the decline in sales demand and lower pricing, partially offset by cash received from the alternative fuel mixture credits. In response to these challenges, we took 310,000 tons of market-related downtime during the first half of 2009. We will continue to monitor North American paper demand in order to align our production to customer demand and will consider the need for additional market-related downtime from time to time based on market conditions. Investing activities in the first half of 2009 included spending of $31 million for capital expenditures and $22 million of proceeds from the sales of assets. Financing activities in the first half of 2009 included $24 million in payments on our long-term debt and $74 million of net borrowings under the revolving credit facility.

Capital Expenditures

Capital expenditures were $31 million and $71 million for the first half ended June 30, 2009 and 2008.

Debt Covenants

We are in compliance with all covenants as of June 30, 2009. The required financial covenant levels and the actual levels as of June 30, 2009 are as follows:

	Covenant	Actual
Maximum Leverage Ratio	5.75	5.65
Maximum Senior Leverage Ratio	3.25	3.04
Minimum Interest Coverage Ratio	1.75	2.14
Minimum Fixed Charge Coverage Ratio	1.10	1.36

Financial Discussion

We continue to achieve cost savings from operating efficiencies, synergies and other restructuring activities that resulted from the acquisition of SENA. Over the course of 2009, however, we will continue to experience some increased costs associated with the continuation of information systems integration and enhancements. In an effort to manage costs and cash flows in 2009, we have implemented a wage freeze for all salaried exempt and non-exempt employees, reduced 2008 bonuses paid in 2009, suspended the matching contribution for our salaried 401(k) plan effective June 1, 2009 and significantly reduced our expected capital expenditures from $165 million in 2008 to a projected $75 million in 2009.

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

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture and is currently scheduled to expire on December 31, 2009. During the quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and, in April 2009, we received notification that our registration was approved. We have received payments of $112 million through June 30, 2009, including $45 million received during the second quarter of 2009 for alternative fuel mixtures used in the first quarter of 2009. Income recognized for the credit is included in net income (loss) attributable to the company. We recognized $120 million of income in other (income) expense for the second quarter of 2009 for alternative fuel mixtures used through June 30, 2009.

We will continue to evaluate opportunities for burning alternative fuel mixtures to produce energy at our mills. Certain members of the U.S. Congress and others have indicated their opposition to pulp and paper companies receiving the alternative fuel mixture credit. An amendment has been proposed that would eliminate or reduce the benefit of the credit for pulp and paper companies. In addition, the current fiscal year 2010 budget proposal excludes the paper industry from the credit. At this time, no action has been taken that changes the expiration date; however, there can be no assurance that this credit will continue in effect, that its provisions will not be changed in a manner that adversely affects us, that our operations will remain qualified to receive the credit or that our claims for the credit will be approved and paid.

The economic environment continues to be challenging and uncertain, with limited visibility to the timing and strength of an economic recovery in North American coated paper. We continue to closely monitor market pricing and demand, but forecasting has become particularly difficult in this uncertain environment. A weak recovery in customer demand, coupled with continued price erosion, could jeopardize our ability to meet our financial covenants during the upcoming twelve-month period.

We are considering all actions possible to maintain compliance with our financial covenants. We also are continuing discussions with our lenders to obtain a waiver or amendment to the covenants. In addition, the senior secured credit agreements allow the shareholders of NewPage Group to make an equity contribution to NewPage within 10 days of the delivery of the compliance certificate to the administrative agent. The equity contribution would be added to consolidated adjusted EBITDA to determine compliance. The aggregate amount of contributions cannot exceed $50 million and may be made up to two times in any 12 month period and four times over the life of the credit agreements. We cannot provide assurance that waivers or amendments could be obtained or whether the shareholders of NewPage Group would make an equity contribution to cure a violation. If we did violate our financial covenants, and were not able to obtain a waiver or amendment to the covenants, and the shareholders of NewPage Group did not make an equity contribution to cure the violation, and the lenders so request, the debt would become immediately payable and would affect our ability to borrow amounts under the revolving credit facility for liquidity needs. We do not have sufficient cash on hand to satisfy such a demand. Accordingly, the inability to comply with our financial covenants or obtain waivers or amendments for non-compliance would have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2009 and December 31, 2008, $2,058 million and $1,999 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at June 30, 2009 and December 31, 2008, would be $21 million and $20 million, without taking into account any interest rate derivative agreements.

While we may enter into agreements limiting our exposure to higher interest rates, these agreements do not offer complete protection from this risk. As of June 30, 2009 and December 31, 2008, we were a party to interest rate swap agreements to hedge the variability of cash flows on $1,200 million and $1,350 million of our floating-rate debt. Taking into account our interest rate derivative agreements and rates in effect at June 30, 2009 and December 31, 2008, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $9 million and $6 million.

Foreign Currency Risk

Our Canadian subsidiary makes a portion of its purchases and sales in the U.S. dollar. As a result, it is subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Foreign currency exchange contracts may be used periodically to manage the variability in cash flows from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of June 30, 2009, we were a party to foreign currency forward contracts aggregating $45 million of contract value, expiring monthly through December 2009, to manage the variability of cash flows on anticipated U.S. dollar-denominated transactions with our Canadian subsidiary. As of June 30, 2009, the fair values of these contracts were an asset of $6 million.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2009. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The alternative fuel mixture tax credit provided by the U.S. government is being challenged in Congress and may be amended in a manner that eliminates or reduces the benefits of the tax credit for pulp and paper companies.

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture and is currently scheduled to expire at December 31, 2009. During the quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and, in April 2009, we received notification that our registration was approved. We have received payments of $112 million through June 30, 2009, including $45 million received during the second quarter of 2009 for alternative fuel mixtures used in the first quarter of 2009.

Certain members of the U.S. Congress and others have indicated their opposition to pulp and paper companies receiving the alternative fuel mixture credit. An amendment has been proposed that would eliminate or reduce the benefit of the credit for pulp and paper companies. In addition, the current fiscal year 2010 budget proposal excludes the paper industry from the credit. At this time, no action has been taken that changes the expiration date. There can be no assurance, however, that this credit will continue in effect, that its provisions will not be changed in a manner that adversely affects us, that our operations will remain qualified to receive the credit or that our claims for the credit will be approved and paid.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Board of Directors was re-elected in its entirety on April 15, 2009 by a resolution adopted by unanimous written consent of all shareholders.

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

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ David J. Prystash	By:	/s/ David J. Prystash
	David J. Prystash		David J. Prystash
	Senior Vice President and		Senior Vice President and
	Chief Financial Officer		Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)
Date:	August 14, 2009	Date:	August 14, 2009