Form 10-Q
period 2009-09-30
NewPage Holding CORP; NewPage CORP
filed 2009-11-10
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

There were 10 Common Shares, $0.01 per share par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 per share par value, of NewPage Corporation outstanding as of November 1, 2009.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2009	2008	2009	2008
ASSETS

Cash and cash equivalents	$11	$3	$11	$3
Accounts receivable, net	299	278	299	278
Inventories (Note C)	682	628	682	628
Other current assets	20	22	20	22

Total current assets	1,012	931	1,012	931

Property, plant and equipment, net of accumulated depreciation of $841 as of September 30, 2009 and $641 as of December 31, 2008	3,014	3,205	3,014	3,205
Other assets	120	110	119	109

TOTAL ASSETS	$4,146	$4,246	$4,145	$4,245

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable	$203	$254	$203	$254
Other current liabilities	293	270	293	270
Current maturities of long-term debt (Note D)	—	16	—	16

Total current liabilities	496	540	496	540

Long-term debt (Note D)	3,252	3,082	3,056	2,900
Other long-term obligations	578	622	578	622
Commitments and contingencies (Note L)

EQUITY (DEFICIT)

Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	665	661	771	767
Accumulated deficit	(546)	(283)	(467)	(214)
Accumulated other comprehensive loss	(329)	(402)	(319)	(396)

Shareholder’s equity (deficit)	(210)	(24)	(15)	157
Noncontrolling interests	30	26	30	26

Total equity (deficit)	(180)	2	15	183

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,146	$4,246	$4,145	$4,245

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2009 AND 2008

Dollars in millions

	NewPage Holding
	Third Quarter Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2009	2008	2009	2008

Net sales	$791	$1,126	$2,249	$3,379

Cost of sales	785	1,034	2,261	3,066
Selling, general and administrative expenses	47	62	142	179
Interest expense (including loss on extinguishment of debt of $85 in 2009 and non-cash interest expense of $59, $12, $82 and $35) (Note D)	199	75	343	224
Other (income) expense, net (Note H)	(93)	5	(218)	(5)

Income (loss) before income taxes	(147)	(50)	(279)	(85)
Income tax (benefit)	(10)	5	(20)	2

Net income (loss)	(137)	(55)	(259)	(87)
Net income (loss)—noncontrolling interests	1	—	4	2

Net income (loss) attributable to the company	$(138)	$(55)	$(263)	$(89)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2009 AND 2008

Dollars in millions

	NewPage
	Third Quarter Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2009	2008	2009	2008

Net sales	$791	$1,126	$2,249	$3,379

Cost of sales	785	1,034	2,261	3,066
Selling, general and administrative expenses	47	62	142	179
Interest expense (including loss on extinguishment of debt of $85 in 2009 and non-cash interest expense of $55, $8, $68 and $20) (Note D)	194	69	328	208
Other (income) expense, net (Note H)	(93)	5	(218)	(5)

Income (loss) before income taxes	(142)	(44)	(264)	(69)
Income tax (benefit)	(5)	17	(15)	4

Net income (loss)	(137)	(61)	(249)	(73)
Net income (loss)—noncontrolling interests	1	—	4	2

Net income (loss) attributable to the company	$(138)	$(61)	$(253)	$(75)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2009

Dollars in millions

	Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests

Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$26	$2
Net income (loss)				(263)		4	(259)
Amortization of net actuarial loss on defined benefit plans, net of tax of $6					7		7
Cash-flow hedges:
Change in unrealized gain (loss) on cash-flow hedges, net of tax benefit of $9					(13)		(13)
Reclassification adjustment to net income (loss), net of tax of $10 (Note B)					67		67
Foreign currency translation adjustment					12		12
Equity awards			7				7
Loan to NewPage Group			(3)				(3)

Balance at September 30, 2009	10	$—	$665	$(546)	$(329)	$30	$(180)

THREE QUARTERS ENDED SEPTEMBER 30, 2008 Dollars in millions
	Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non-controlling
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Total

Balance at December 31, 2007	10	$—	$632	$(141)	$23	$31	$545
Net income (loss)				(89)		2	(87)
Distributions from Rumford Cogeneration to limited partners						(6)	(6)
Foreign currency translation adjustment					(1)		(1)
Adjustment to fair value of equity issued by NewPage Group in connection with the acquisition of SENA			18				18
Equity awards			25				25
Loan to NewPage Group			(6)				(6)

Balance at September 30, 2008	10	$—	$669	$(230)	$22	$27	$488

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2009

Dollars in millions

	Equity attributable to the company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests

Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$26	$183
Net income (loss)				(253)		4	(249)
Amortization of net actuarial loss on defined benefit plans, net of tax of $6					7		7
Cash-flow hedges:
Change in unrealized gain (loss) on cash-flow hedges, net of tax benefit of $9					(13)		(13)
Reclassification adjustment to net income (loss), net of tax of $6 (Note B)					71		71
Foreign currency translation adjustment					12		12
Equity awards			7				7
Loans to parent companies			(3)				(3)

Balance at September 30, 2009	100	$—	$771	$(467)	$(319)	$30	$15

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2008

Dollars in millions

	Equity attributable to the company
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
	Shares	Amount

Balance at December 31, 2007	100	$—	$729	$(97)	$23	$31	$686
Net income (loss)				(75)		2	(73)
Distributions from Rumford Cogeneration to limited partners						(6)	(6)
Foreign currency translation adjustment					(1)		(1)
Restoration of tax valuation allowance on NewPage Holding as a result of changes in deferred income tax position related to the Acquisition			9				9
Adjustment to fair value of equity issued by NewPage Group in connection with the acquisition of SENA			18				18
Equity awards			25				25
Loans to parent companies			(6)				(6)

Balance at September 30, 2008	100	$—	$775	$(172)	$22	$27	$652

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

Dollars in millions

	NewPage Holding		NewPage
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(259)	$(87)	$(249)	$(73)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	208	220	208	220
Non-cash interest expense (Note D)	82	35	68	20
Loss on extinguishment of debt (Note D)	72	—	72	—
(Gain) loss on disposal of assets	5	10	5	10
Deferred income taxes	(21)	1	(17)	3
LIFO effect	6	24	6	24
Pension expense	37	—	37	—
Equity award expense (Note E)	7	25	7	25
Change in operating assets and liabilities	(150)	(244)	(150)	(245)

Net cash provided by (used for) operating activities	(13)	(16)	(13)	(16)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(45)	(114)	(45)	(114)
Cash paid for acquisition	—	(7)	—	(7)
Proceeds from sales of assets	22	6	22	6

Net cash provided by (used for) investing activities	(23)	(115)	(23)	(115)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	(6)	—	(6)
Loans to parent companies (Note E)	(3)	(6)	(3)	(6)
Issuance of long-term debt	1,598	—	1,598	—
Payment of financing costs	(54)	—	(54)	—
Repayments of long-term debt	(1,584)	(12)	(1,584)	(12)
Borrowings on revolving credit facility	907	100	907	100
Payments on revolving credit facility	(823)	—	(823)	—

Net cash provided by (used for) financing activities	41	76	41	76

Effect of exchange rate changes on cash and cash equivalents	3	(1)	3	(1)

Net increase (decrease) in cash and cash equivalents	8	(56)	8	(56)
Cash and cash equivalents at beginning of period	3	143	3	143

Cash and cash equivalents at end of period	$11	$87	$11	$87

SUPPLEMENTAL INFORMATION
Cash paid for interest	$153	$167	$153	$167

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dollars in millions, except per share amounts

A.	BASIS OF PRESENTATION

NewPage Holding Corporation (“NewPage Holding”) is a holding company that owns all of the outstanding capital stock of NewPage Corporation. NewPage Corporation and its subsidiaries are engaged in manufacturing, marketing and distributing printing papers used primarily for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered, newsprint and specialty papers and market pulp. Our products are manufactured at multiple mills in the United States and one mill in Canada and are supported by multiple distribution and converting locations. We operate within one operating segment. The condensed consolidated financial statements include the accounts of NewPage Holding and all entities it controls. This includes Rumford Cogeneration Company L.P. (“Rumford Cogeneration”), a limited partnership for which we are the general partner, which generates power for our use and for third-party sale. All intercompany transactions and balances have been eliminated.

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

In December 2007, the Financial Accounting Standards Board issued accounting guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. The guidance also establishes reporting requirements that provide disclosures to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the accounting treatment effective January 1, 2009 and retroactively adjusted amounts related to the minority interests in the condensed consolidated financial statements to equity and removed the amount of minority interest in the condensed statements of operations from other (income) expense. Revisions were made to prior period financial statements to present them on a comparable basis.

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. GAAP have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 10, 2009.

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

Interest Rates

Prior to the debt refinancing in September 2009, we utilized interest-rate swap agreements to manage a portion of our interest-rate risk on our variable-rate debt instruments. During the third quarter ended September 30, 2009, we reclassified $48 of unrealized losses from accumulated other comprehensive income (loss) to interest expense as the hedged forecasted cash flows are no longer probable of occurring as a result of the refinancing. After the debt refinancing, we no longer have sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and will record the changes in fair value as adjustments to interest expense.

As of September 30, 2009, we had outstanding interest rate swaps totaling $1,200 for which we receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%. These swaps expire from December 2009 through December 2012. In September 2009, we entered into a $200 interest rate swap with an offsetting exposure for a portion of our interest rate swaps. This swap expires in December 2012 and we receive amounts at a weighted-average fixed rate of 2.7% and pay amounts based on LIBOR. We measure the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. We paid cash on our interest rate swap agreements of $(15) and $(3) for the third quarter ended September 30, 2009 and 2008, and $(31) and $(4) for the three quarters ended September 30, 2009 and 2008. Gains and losses on the interest rate swaps are recorded in interest expense.

Foreign Currency

As of September 30, 2009, we were a party to foreign currency forward contracts aggregating $15 of contract value, expiring monthly through December 2009, to manage the variability of cash flows and revenues on anticipated U.S. dollar-denominated sales of our Canadian subsidiary. We measure the fair values of our foreign currency forward contracts based on current quoted market prices for similar contracts.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of September 30, 2009, we were party to natural gas futures contracts for notional amounts aggregating 2,670,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2009 and December 31, 2008, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

Significant other observable inputs (Level 2)	Sept. 30, 2009	Dec. 31, 2008

Qualifying as hedges:
Other assets—foreign exchange forward contracts	$3	$—
Other long-term liabilities:
Interest rate swap agreements	$—	$(58)
Natural gas contracts	(2)	(2)

Not qualifying as hedges:
Other current liabilities:
Interest rate swap agreements	$(43)	$—
Interest rate swap agreements	5	—

The amount of gain (loss) on cash flow hedges recognized in other comprehensive income (loss) and the amount reclassified to income (loss) during the third quarter and three quarters ended September 30, 2009 are as follows:

Derivative Type	Amount of gain (loss) recognized in OCI	Location of gain (loss) reclassified from AOCI to income (loss)	Amount of gain (loss) reclassified from AOCI to income (loss)

Third quarter ended September 30, 2009
Interest rate swap agreements	$(17)	Interest expense	$(57)
Natural gas contracts	(1)	Cost of sales	(2)

Three quarters ended September 30, 2009
Interest rate swap agreements	$(18)	Interest expense	$(73)
Natural gas contracts	(4)	Cost of sales	(4)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At September 30, 2009 and December 31, 2008, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	Sept. 30, 2009		Dec. 31, 2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Long-term debt:
NewPage Holding	$(2,476)	$(3,106)	$(1,343)	$(2,951)
NewPage	(2,437)	(2,910)	(1,305)	(2,769)

C.	INVENTORIES

Inventories as of September 30, 2009 and December 31, 2008 consist of:

	Sept. 30, 2009	Dec. 31, 2008

Finished and in-process goods	$463	$385
Raw materials	81	110
Stores and supplies	138	133

	$682	$628

If inventories had been valued at current costs, they would have been valued at $690 and $630 at September 30, 2009 and December 31, 2008.

D.	LONG-TERM DEBT

The balances of long-term debt as of September 30, 2009 and December 31, 2008 are as follows:

	Sept. 30, 2009	Dec. 31, 2008
NewPage:
Revolving senior secured credit facility	$84	$—
Term loan senior secured credit facility (face amount zero and $1,584)	—	1,541
11.375% first-lien senior secured notes (face amount $1,700)	1,598	—
Floating rate second-lien senior secured notes (LIBOR plus 6.25%)	225	225
10% second-lien senior secured notes (face amount $806)	804	804
12% senior subordinated notes (face amount $200)	199	199
Capital lease	146	147

Total long-term debt, including current portion	3,056	2,916
Current portion of long-term debt	—	16

Subtotal	3,056	2,900
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $203 and $190; LIBOR plus 7.00%)	196	182

Long-term debt	$3,252	$3,082

Substantially all of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2008 for further details on our debt agreements.

In September 2009, NewPage and NewPage Holding amended the senior secured credit facilities to obtain more favorable financial covenants. We paid consent fees totaling $15 in order to amend the senior secured credit facilities and agreed to higher interest rates, as well as changes to other provisions in the agreements.

Later in September 2009, NewPage issued $1,700 of 11.375% senior secured notes for proceeds of $1,598 in a private placement in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Notes Offering”). The net proceeds of the Notes Offering, together with approximately $5 of borrowings under our revolving credit facility, were used to repay all amounts outstanding under our term loan and to pay fees and expenses of the Notes Offering.

In connection with the Notes Offering, NewPage entered into an exchange and registration rights agreement and has agreed to file a registration statement with the Securities and Exchange Commission as soon as practicable, but no later than January 28, 2010, to use all reasonable efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission as soon as reasonably practicable, but no later than April 28, 2010, to use all reasonable efforts to commence the exchange offer promptly, but no later than 45 business days after such registration statement has become effective, and to hold the exchange offer open for at least 20 business days. If NewPage fails to satisfy these obligations, subject to certain exceptions, special interest up to a maximum of 1% per annum will accrue and be payable with respect to the 11.375% senior secured notes.

Included in interest expense for the third quarter of 2009 is a loss of $85 from the extinguishment of debt, including the write-off of $13 of consent fees paid in order to amend the senior secured credit facilities, and a reclassification adjustment of $48 of unrealized losses from accumulated other comprehensive income (loss) as the hedged forecasted cash flows are no longer probable of occurring as a result of the refinancing.

Senior Secured Revolving Credit Facility

The revolving credit facility was amended in September 2009 to provide that amounts outstanding bear interest, at the option of NewPage, at a rate per annum equal to either (i) the base rate plus 2.50%, or (ii) LIBOR plus 3.50% (representing a 1.50% per annum increase above the prior applicable rates).

Additionally, the revolving credit facility was amended to require the maintenance of at least $50 of borrowing availability under the revolving credit facility through the date of the delivery of the compliance certificate with respect to the fiscal quarter ending March 31, 2011 and limit our ability to make capital expenditures.

11.375% Senior Secured Notes

The senior secured notes consist of $1,700 face value of 11.375% senior secured notes (the “First-Lien Notes”) (with an effective interest rate of 13.7%) issued by NewPage. Interest on the First-Lien Notes is payable semi-annually in arrears on December 31 and June 30, starting on December 31, 2009 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

The First-Lien Notes are secured on a first-priority basis by substantially all of the assets of NewPage and the guarantor subsidiaries (other than the cash, deposit accounts, accounts receivables, inventory, the capital stock of NewPage’s subsidiaries and intercompany debt). The First-Lien Notes are secured on a second priority basis by the cash, deposit accounts, accounts receivables and inventory of NewPage and the guarantor subsidiaries and secured equally and ratably with all existing and future first-priority obligations (other than capital stock of NewPage’s subsidiaries and intercompany debt of NewPage and the guarantor subsidiaries). The First-Lien Notes are effectively subordinated to any permitted liens other than liens securing second-priority obligations, to the extent of the value of the assets of NewPage and the guarantor subsidiaries subject to those permitted liens and are senior in right of payment to NewPage’s existing and future subordinated indebtedness, including NewPage’s 10% second-lien senior secured notes due 2010, floating rate second-lien senior secured notes due 2012, and 12% senior subordinated notes due 2013. The First-Lien Notes are jointly and severally unconditionally guaranteed by most of NewPage’s subsidiaries.

The First-Lien Notes mature on the earlier of (i) December 31, 2014 or (ii) the date that is 31 days prior to the maturity date of the second-lien notes, the senior subordinated notes, the NewPage Holding PIK notes or any refinancing thereof. At any time after March 30, 2012, NewPage may redeem some or all of the First-Lien Notes at specified redemption prices. In addition, at any time prior to March 31, 2012, NewPage may, on one or more occasions, redeem some or all of the First-Lien Notes at a redemption price equal to 100% plus a “make-whole” premium. At any time before March 31, 2012, NewPage may, on one or more occasions, redeem up to 35% of the First-Lien Notes with the net cash proceeds of one or more qualified public equity offerings at 111.375% of the principal amount of the First-Lien Notes. At any time prior to March 31, 2012, but not more than once in any twelve-month period, NewPage may redeem up to 10% of the original aggregate principal amount of the First-Lien Notes at a redemption price of 103%, subject to certain rights of holders of the First-Lien Notes. Upon a change of control of NewPage, each holder of First-Lien Notes may require NewPage to repurchase all or any part of that holder’s First-Lien Notes for a payment equal to 101% of the aggregate principal amount of the First-Lien Notes.

The First-Lien Notes contain various customary covenants.

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

Included in selling, general and administrative expenses is equity award expense of $1 and $10 for the third quarter ended September 30, 2009 and 2008 and $7 and $25 for the three quarters ended September 30, 2009 and 2008. In March 2008, a portion of the performance-based options was considered granted for accounting purposes. These options had an aggregate fair value of $13 at the grant date. In March 2009, an additional portion of the performance-based options, with an aggregate fair value of $3 at the grant date, was considered granted for accounting purposes. Expense of $1 for the 2009 grants was recognized during the first two quarters of 2009 and reversed during the third quarter of 2009 when it became improbable that performance targets would be met for 2009.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price

Outstanding at December 31, 2008	4,022	$20.46
Granted	1,128	21.23

Outstanding at September 30, 2009	5,150	20.49

Exercisable at September 30, 2009	847	21.24

The outstanding options and the exercisable options at September 30, 2009, have a weighted-average remaining contractual life of 8.3 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	Three Quarters Ended Sept. 30,
	2009	2008

Weighted-average fair value of options granted	$3.06	$11.68
Weighted-average assumptions used for grants:
Expected volatility	90%	60%
Risk-free interest rate	2.0%	2.8%
Expected life of option (in years)	5	5

F.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), amortization of unrealized losses under our defined benefit plans, net unrealized gains (losses) on cash flow hedges and changes in foreign currency translation adjustment. Total comprehensive income (loss) is as follows:

	Third Quarter Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2009	2008	2009	2008
NewPage Holding
Comprehensive income (loss)	$(83)	$(58)	$(186)	$(88)
Comprehensive income (loss)—noncontrolling interests	1	—	4	2
Comprehensive income (loss) attributable to the company	(84)	(58)	(190)	(90)

NewPage
Comprehensive income (loss)	$(79)	$(64)	$(172)	$(74)
Comprehensive income (loss)—noncontrolling interests	1	—	4	2
Comprehensive income (loss) attributable to the company	(80)	(64)	(176)	(76)

G.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the third quarter and three quarters ended September 30, 2009 and 2008 is as follows:

Pension Plans

	U.S. Plans		Canadian Plans
	Third Quarter Ended Sept. 30,		Third Quarter Ended Sept. 30,
	2009	2008	2009	2008

Service cost	$6	$4	$1	$1
Interest cost	15	15	4	4
Expected return on plan assets	(14)	(20)	(4)	(5)
Amortization of net loss	5	—	—	—

Net periodic cost (income)	$12	$(1)	$1	$—

	U.S. Plans		Canadian Plans
	Three Quarters Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2009	2008	2009	2008

Service cost	$17	$13	$2	$3
Interest cost	47	46	13	13
Expected return on plan assets	(42)	(62)	(11)	(15)
Amortization of net loss	15	—	—	—

Net periodic cost (income) before termination benefits	37	(3)	4	1
Termination benefits	—	1	—	—

Net periodic cost (income) after termination benefits	$37	$(2)	$4	$1

Other Postretirement Plans

	U.S. Plans		Canadian Plans
	Third Quarter Ended Sept. 30,		Third Quarter Ended Sept. 30,
	2009	2008	2009	2008

Service cost	$—	$—	$1	$—
Interest cost	3	2	—	1

Net periodic cost	$3	$2	$1	$1

	U.S. Plans		Canadian Plans
	Three Quarters Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2009	2008	2009	2008

Service cost	$1	$1	$1	$1
Interest cost	9	10	1	1
Amortization of prior service cost	(1)	—	—	—

Net periodic cost	$9	$11	$2	$2

As a result of the restructuring actions described in Note J, during the first quarter ended March 31, 2008 we recognized a special termination charge of $1 in cost of sales for employees affected by the shutdown of the No. 11 paper machine in Rumford, Maine.

H.	OTHER (INCOME) EXPENSE

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture. During the first quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and in April 2009 received notification that the registration was approved. Through September 30, 2009, we have received payments of $198 for alternative fuel mixtures used in the first three quarters of 2009. We recognize income for the credits at the time the alternative fuel mixtures are used in our operations and when all revenue recognition criteria have been met. The amounts of credits eligible for recognition, but not received at the end of the period are included in accounts receivable, net. We recognized $94 and $214 of income in other (income) expense for the third quarter and three quarters ended September 30, 2009 for alternative fuels used through September 30, 2009.

I.	INCOME TAXES

We have recorded a valuation allowance against our net deferred income tax benefits as it is unlikely that we will realize those benefits. For purposes of allocating the income tax benefit to income (loss) before taxes, amounts of other comprehensive income result in income tax expense recorded in other comprehensive income and the offsetting amount as an allocation to tax benefit from operations. For the third quarter and three quarters ended September 30, 2009, we have allocated $(4) and $7 of tax expense (benefit) to other comprehensive income (loss) and the corresponding offset as an allocation to tax expense (benefit) from operations. For the third quarter and three quarters ended September 30, 2009, for NewPage, we have allocated $(8) and $3 of tax expense (benefit) to other comprehensive income (loss) and the corresponding offset as an allocation to tax expense (benefit) from operations. The amounts for the third quarter and three quarters ended September 30, 2009, reflect the reclassification to income tax (benefit) of all amounts previously allocated to other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in the third quarter and three quarters ended September 30, 2009 is a tax benefit of $12, reflecting the decreases to our state deferred tax liabilities resulting from changes in the company’s distribution channels that have occurred as part of our integration with Stora Enso North America, Inc. (“SENA”).

J.	RESTRUCTURING

During 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. These actions were intended to expand our business platform, serve our customers more efficiently and deliver on the projected synergies of the acquisition.

The restructuring actions taken were as follows:

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

The activity in the accrued restructuring liability related to these actions for the three quarters ended September 30, 2009 was as follows:

	Closure Costs	Employee Costs

Balance accrued at December 31, 2008	$14	$19
Adjustments	—	(1)
Payments	(7)	(14)

Balance accrued at September 30, 2009	$7	$4

The activity in the accrued restructuring liability related to these actions for the three quarters ended September 30, 2008 was as follows:

	Closure Costs	Employee Costs
Balance accrued at December 31, 2007	$—	$4
Additions to reserve recorded on opening balance sheet	22	39
Current charges	—	7
Payments	(5)	(18)

Balance accrued at September 30, 2008	$17	$32

K.	SALE OF HYDROELECTRIC FACILITY

On March 23, 2009, NewPage Wisconsin System Inc., an indirect wholly-owned subsidiary of NewPage, completed the sale of a hydroelectric generating facility located in Niagara, Wisconsin to Northbrook Wisconsin, LLC for a net cash sales price of $22. Included in cost of sales for the three quarters ended September 30, 2009 is a loss on the sale of $3.

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

On May 5, 2008, NewPage Group filed a registration statement on Form S-1 with the Securities and Exchange Commission related to an initial public offering of its common stock. There can be no assurance that NewPage Group will complete the offering or what the terms of the offering will be.

N.	RECENTLY ISSUED ACCOUNTING STANDARDS

Variable interest entity

In June 2009, the Financial Accounting Standards Board issued new guidance on the accounting for a variable interest entity (VIE). This guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for us as of January 1, 2010. We are currently evaluating the potential effect of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

O.	SUPPLEMENTAL CONSOLIDATING INFORMATION

NewPage has issued $1,700 face amount of 11.375% senior secured notes due May 2014, $225 face amount of floating rate senior secured notes due May 2012, $806 face amount of 10% senior secured notes due May 2012 and $200 face amount of 12% senior subordinated notes due May 2013 (the “Notes”). The Notes are jointly and severally guaranteed on a full and unconditional basis by NewPage’s 100%-owned subsidiaries, except Consolidated Water Power Company, our non-guarantor subsidiary.

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method. Certain adjustments totaling $18 have been made that decrease the net losses of the parent and guarantor subsidiaries columns in the supplemental consolidating statement of operations to correct the classification of certain expenses in the period ended March 31, 2009. This adjustment is not considered material to the current period or to the prior period to which it relates.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$2	$8	$11
Accounts receivable	241	57	1	—	299
Inventories	376	306	—	—	682
Other current assets	13	6	1	—	20

Total current assets	631	369	4	8	1,012

Intercompany receivables	1,428	411	66	(1,905)	—
Property, plant and equipment, net	28	2,928	39	19	3,014
Investment in subsidiaries	1,984	48	—	(2,032)	—
Other assets	115	—	1	3	119

TOTAL ASSETS	$4,186	$3,756	$110	$(3,907)	$4,145

LIABILITIES AND EQUITY
Accounts payable	$52	$151	$—	$—	$203
Other current liabilities	177	107	9	—	293

Total current liabilities	229	258	9	—	496

Intercompany payables	560	1,302	43	(1,905)	—
Long-term debt	2,910	146	—	—	3,056
Other long-term liabilities	502	66	10	—	578
Equity (deficit)	(15)	1,984	48	(2,002)	15

TOTAL LIABILITIES AND EQUITY	$4,186	$3,756	$110	$(3,907)	$4,145

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$2	$—	$3
Accounts receivable	242	35	1	—	278
Inventories	249	379	—	—	628
Other current assets	11	10	1	—	22

Total current assets	503	424	4	—	931

Intercompany receivables	1,194	168	20	(1,382)	—
Property, plant and equipment, net	16	3,122	40	27	3,205
Investment in subsidiaries	2,051	47	—	(2,098)	—
Other assets	97	12	1	(1)	109

TOTAL ASSETS	$3,861	$3,773	$65	$(3,454)	$4,245

LIABILITIES AND EQUITY
Accounts payable	$51	$201	$1	$1	$254
Other current liabilities	99	164	7	—	270
Current maturities of long-term debt	16	—	—	—	16

Total current liabilities	166	365	8	1	540

Intercompany payables	244	1,139	—	(1,383)	—
Long-term debt	2,753	147	—	—	2,900
Other long-term liabilities	541	71	10	—	622
Equity	157	2,051	47	(2,072)	183

TOTAL LIABILITIES AND EQUITY	$3,861	$3,773	$65	$(3,454)	$4,245

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated

Net sales	$700	$623	$22	$(554)	$791
Cost of sales	627	692	21	(555)	785
Selling, general and administrative expenses	41	6	—	—	47
Equity in (earnings) loss of subsidiaries	68	(1)	—	(67)	—
Interest expense	193	1	—	—	194
Other (income) expense, net	(90)	(3)	—	—	(93)

Income (loss) before income taxes	(139)	(72)	1	68	(142)
Income tax (benefit)	(1)	(4)	—	—	(5)

Net income (loss)	(138)	(68)	1	68	(137)
Net income (loss)—noncontrolling interests	—	—	—	1	1

Net income (loss) attributable to the company	$(138)	$(68)	$1	$67	$(138)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THREE QUARTERS ENDED SEPTEMBER 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated

Net sales	$1,772	$2,077	$63	$(1,663)	$2,249
Cost of sales	1,738	2,128	62	(1,667)	2,261
Selling, general and administrative expenses	128	14	—	—	142
Equity in (earnings) loss of subsidiaries	64	(1)	—	(63)	—
Interest expense	322	6	—	—	328
Other (income) expense, net	(216)	(2)	—	—	(218)

Income (loss) before income taxes	(264)	(68)	1	67	(264)
Income tax (benefit)	(11)	(4)	—	—	(15)

Net income (loss)	(253)	(64)	1	67	(249)
Net income (loss)—noncontrolling interests	—	—	—	4	4

Net income (loss) attributable to the company	$(253)	$(64)	$1	$63	$(253)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated

Net sales	$565	$963	$23	$(425)	$1,126
Cost of sales	522	913	24	(425)	1,034
Selling, general and administrative expenses	42	20	—	—	62
Equity in (earnings) loss of subsidiaries	(52)	1	—	51	—
Interest expense	68	1	—	—	69
Other (income) expense, net	2	3	—	—	5

Income (loss) before income taxes	(17)	25	(1)	(51)	(44)
Income tax (benefit)	44	(27)	—	—	17

Net income (loss)	(61)	52	(1)	(51)	(61)
Net income (loss)—noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to the company	$(61)	$52	$(1)	$(51)	$(61)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THREE QUARTERS ENDED SEPTEMBER 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated

Net sales	$1,539	$3,114	$69	$(1,343)	$3,379
Cost of sales	1,382	2,959	70	(1,345)	3,066
Selling, general and administrative expenses	119	60	—	—	179
Equity in (earnings) loss of subsidiaries	(97)	2	—	95	—
Interest expense	202	6	—	—	208
Other (income) expense, net	1	(6)	—	—	(5)

Income (loss) before income taxes	(68)	93	(1)	(93)	(69)
Income tax (benefit)	7	(4)	1	—	4

Net income (loss)	(75)	97	(2)	(93)	(73)
Net income (loss)—noncontrolling interests	—	—	—	2	2

Net income (loss) attributable to the company	$(75)	$97	$(2)	$(95)	$(75)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE QUARTERS ENDED SEPTEMBER 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(37)	$16	$—	$8	$(13)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4)	(41)	—	—	(45)
Proceeds from sales of assets	—	22	—	—	22

Net cash provided by (used for) investing activities	(4)	(19)	—	—	(23)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to parent companies	(3)	—	—	—	(3)
Issuance of long-term debt	1,598	—	—	—	1,598
Payment of financing fees	(54)	—	—	—	(54)
Repayments on long-term debt	(1,584)	—	—	—	(1,584)
Borrowings on revolving credit facility	907	—	—	—	907
Payments on revolving credit facility	(823)	—	—	—	(823)

Net cash provided by (used for) financing activities	41	—	—	—	41

Effect of exchange rate changes on cash and cash equivalents	—	3	—	—	3

Net increase (decrease) in cash and cash equivalents	—	—	—	8	8
Cash and cash equivalents at beginning of period	1	—	2	—	3

Cash and cash equivalents at end of period	$1	$—	$2	$8	$11

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE QUARTERS ENDED SEPTEMBER 30, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(76)	$59	$(5)	$6	$(16)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8)	(106)	—	—	(114)
Cash paid for acquisition	(7)	—	—	—	(7)
Proceeds from sales of assets	—	4	2	—	6

Net cash provided by (used for) investing activities	(15)	(102)	2	—	(115)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(6)	(6)
Loans to parent companies	(6)	—	—	—	(6)
Net borrowings from revolving credit facility	100	—	—	—	100
Repayments on long-term debt	(12)	—	—	—	(12)

Net cash provided by (used for) financing activities	82	—	—	(6)	76

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	(9)	(44)	(3)	—	(56)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$79	$5	$2	$1	$87

*  *  *  *  *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends in Our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the three quarters ended September 30, 2009, North American coated paper demand declined significantly compared to the three quarters ended September 30, 2008, as a result of decreased advertising spending and magazine and catalog circulation largely attributable to macroeconomic factors and inventory reductions by customers. During the second and third quarters of 2009, North American coated paper demand has shown some quarterly improvement as the result of seasonal demand, but still remains significantly below prior year comparable periods. In response to this reduction in coated paper demand, we took 411,000 tons of market-related downtime during the three quarters ended September 30, 2009 and have announced that we intend to take up to an additional 160,000 tons of market-related downtime in the fourth quarter of 2009 depending on market conditions. We will consider the need for additional market-related downtime from time to time based on market conditions.

The available supply of coated paper in North America also declined during the three quarters ended September 30, 2009 compared to the three quarters ended September 30, 2008. The North American coated paper supply has been affected by North American capacity closures and market-related downtime in response to the lower demand, partially offset by an increase in imports into North America. We believe imports continue to gain North American market share, placing downward pressure on North American coated paper prices, as a result of low transportation costs and foreign overcapacity. Asian producers, in particular, have significantly increased imports to the U.S. in recent years. The increase in import volume, combined with lower North American supply, has resulted in a higher market share for imported products. In September 2009, NewPage along with two other U.S. paper producers and the United Steelworkers, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufacturers have been subsidized by their governments in violation of U.S. trade laws. The petitions also allege that the U.S. industry producing comparable coated paper is being injured as a result of unfairly traded imports from these countries.

During the three quarters ended September 30, 2009, we experienced a decrease in our transportation, chemical and other raw material costs compared to the three quarters ended September 30, 2008, as a result of lower crude oil prices. We expect crude oil and chemical costs to remain volatile for the foreseeable future, although at lower levels compared to the peak levels in 2008.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. In the short term, therefore, we have limited ability to increase prices in response to increases in our costs if demand relative to supply does not remain strong. Coated paper prices in the United States generally declined during the first three quarters of 2009. We believe the decline resulted primarily from producers passing on the benefits of the alternative fuel mixture credit to customers, the negative effects of low-cost imports of coated paper from China and Indonesia, which we believe are being sold in our markets at artificially low prices, lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising as a result of general economic factors. As a result of the current economic environment and not taking into consideration any effects of the anti-dumping and countervailing duty investigations on imports of certain coated paper from China and Indonesia, we anticipate continued pressure on paper prices for the near term.

Restructuring

During 2008, we announced actions being taken to integrate the historical NewPage operations and the former Stora Enso North America, Inc. (“SENA”) facilities and services that included the shutdown in 2008 and early 2009 of six of our less efficient, higher cash cost paper machines, as well as selected headcount reductions, all of which have been substantially completed.

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

Debt Refinancing and Amendments

In September 2009, NewPage and NewPage Holding entered into amendments to the senior secured credit facilities to suspend the requirements to comply with certain covenants and to increase our operating and financial flexibility. The revolving credit facility was amended to require the maintenance of at least $50 million of borrowing availability under the revolving credit facility through the date of the delivery of the compliance certificate with respect to the fiscal quarter ending March 31, 2011 and limits our ability to make capital expenditures.

On September 30, 2009, the term loan was repaid in full with $1,598 million of proceeds from the offering of 11.375% senior secured notes (the “First-Lien Notes”) and $5 million of borrowings under our revolving credit facility.

On September 29, 2009, NP Investor LLC (“NPI”), an affiliate of Cerberus Capital Management, L.P., the indirect controlling shareholder of NewPage, completed a cash tender offer to purchase $23 million in principal amount of 10% second-lien senior secured notes and $2 million in principal amount of floating rate second-lien senior secured notes in a tender offer. We have been advised that NPI currently intends to hold the notes purchased for investment purposes.

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

Third Quarter 2009 Compared to Third Quarter 2008

	NewPage Holding
	Third Quarter Ended Sept. 30,
	2009		2008
(in millions)	$	%	$	%

Net sales	791	100.0	1,126	100.0
Cost of sales	785	99.2	1,034	91.9
Selling, general and administrative expenses	47	5.9	62	5.5
Interest expense	199	25.2	75	6.6
Other (income) expense, net	(93)	(11.7)	5	0.4

Income (loss) before income taxes	(147)	(18.6)	(50)	(4.4)
Income tax (benefit)	(10)	(1.3)	5	0.4

Net income (loss)	(137)	(17.3)	(55)	(4.8)
Net income (loss)—noncontrolling interests	1	0.2	—	0.0

Net income (loss) attributable to the company	(138)	(17.5)	(55)	(4.8)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$120		$96

Net sales for the third quarter of 2009 were $791 million, compared to $1,126 million for the third quarter of 2008, a decrease of $335 million, or 30%. The decrease in net sales reflects lower sales volume of coated paper ($186 million), lower coated paper prices ($80 million) and lower revenues from other papers caused by lower paper prices and lower volumes in the third quarter of 2009 compared to the third quarter of 2008. Weighted-average coated paper prices decreased to $891 per ton in the third quarter of 2009 compared to $1,005 per ton in the third quarter of 2008. We believe that some of the decline in pricing resulted from producers passing on the benefits of the alternative fuel mixture credit to customers and the negative effects on pricing of low-cost imports of coated paper from China and Indonesia. Coated paper sales volume decreased to 708,000 tons in the third quarter of 2009 compared to 893,000 tons in the third quarter of 2008. Our volume for coated and other paper was lower primarily from lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during the third quarter of 2009 as a result of general economic factors and the effect of a greater share of imports from China and Indonesia. As a result of these factors, we took 101,000 tons of market-related downtime during the third quarter of 2009 and have announced that we intend to take up to an additional 160,000 tons of market-related downtime in the fourth quarter of 2009, depending on market conditions. During the third quarter of 2008, we took 13,000 tons of market-related downtime. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the third quarter of 2009 was $785 million, compared to $1,034 million for the third quarter of 2008, a decrease of $249 million, or 24%. The decrease was primarily a result of lower coated paper sales volume ($134 million). Gross margin for the third quarter of 2009 decreased to 0.8% compared to 8.1% for the third quarter of 2008 primarily as a result of significantly lower sales volume and the effects of taking market-related downtime, partially offset by productivity improvement initiatives and lower input costs resulting primarily from lower crude oil prices. Included in cost of sales for the third quarter of 2008 was $9 million for accelerated depreciation, $4 million for inventory write-offs and $1 million of employee-related costs associated with our restructuring plans. Maintenance expense at our mills totaled $66 million and $94 million in the third quarter of 2009 and 2008.

Selling, general and administrative expenses decreased to $47 million for the third quarter of 2009 from $62 million for the third quarter of 2008, primarily as a result of lower costs related to the integration of the two businesses, as well as $9 million in lower stock compensation expense. As a percentage of net sales, selling, general and administrative expenses increased in the third quarter of 2009 to 5.9% from 5.5% in the third quarter of 2008, as a result of lower sales volumes.

Interest expense for the third quarter of 2009 was $199 million compared to $75 million for the third quarter of 2008. Interest expense for NewPage for the third quarter of 2009 was $194 million compared to $69 million for the third quarter of 2008. Included in interest expense for the third quarter of 2009 is a charge of $85 million on the extinguishment of debt and $48 million of unrealized losses on our interest rate swaps reclassified from accumulated other comprehensive income (loss) as a result of the retirement of the senior secured term loan. For future periods, we expect an increase in interest expense over prior periods because the First-Lien Notes have a higher interest rate than the term loan that was repaid. Because of the debt refinancing in September 2009, we no longer have sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and will record the changes in fair value as an adjustment to interest expense.

Other (income) expense was $(93) million for the third quarter of 2009 and $5 million in the third quarter of 2008. The amount recognized in the third quarter of 2009 was primarily the result of $94 million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the third quarter of 2009 and 2008 was $(10) million and $5 million. Income tax expense (benefit) for NewPage for the third quarter of 2009 and 2008 was $(5) million and $17 million. We have recorded a valuation allowance against our net deferred income tax benefits as it is unlikely that we will realize those benefits. For purposes of allocating the income tax benefit to income (loss) before taxes, amounts of other comprehensive income result in income tax expense recorded in other comprehensive income and the offsetting amount as an allocation to tax benefit from operations. For the third quarter of 2009, we have allocated $(4) million of tax benefit to other comprehensive income (loss) and the corresponding offset as an allocation to tax expense from operations. For the third quarter of 2009, for NewPage, we have allocated $(8) million of tax benefit to other comprehensive income (loss) and the corresponding offset as an allocation to tax expense from operations. The amounts for the third quarter of 2009 reflect the reclassification to income tax (benefit) of all amounts previously allocated to other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in the third quarter ended September 30, 2009 is a tax benefit of $12 million, reflecting the decreases to our state deferred tax liabilities as a result of changes in the company’s distribution channels that have occurred as part of our integration with SENA.

Net income (loss) attributable to the company was $(138) million in the third quarter of 2009 compared to net income (loss) attributable to the company of $(55) million in the third quarter of 2008, primarily as a result of loss on extinguishment of debt and lower sales volumes, partially offset by the alternative fuel mixture tax credits.

EBITDA was $120 million and $96 million for the third quarter of 2009 and 2008. See “Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA” for further information on the use of EBITDA as a measurement tool.

First Three Quarters 2009 Compared to First Three Quarters 2008

	NewPage Holding
	Three Quarters Ended Sept. 30,
	2009		2008
(in millions)	$	%	$	%

Net sales	2,249	100.0	3,379	100.0
Cost of sales	2,261	100.5	3,066	90.7
Selling, general and administrative expenses	142	6.3	179	5.3
Interest expense	343	15.3	224	6.6
Other (income) expense, net	(218)	(9.7)	(5)	(0.2)

Income (loss) before income taxes	(279)	(12.4)	(85)	(2.4)
Income tax (benefit)	(20)	(0.9)	2	0.1

Net income (loss)	(259)	(11.5)	(87)	(2.5)
Net income (loss)—noncontrolling interests	4	0.2	2	0.1

Net income (loss) attributable to the company	(263)	(11.7)	(89)	(2.6)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$268		$357

Net sales for the first three quarters of 2009 were $2,249 million, compared to $3,379 million for the first three quarters of 2008, a decrease of $1,130 million, or 33%. The decrease in net sales reflects lower sales volume of coated paper ($890 million), lower coated paper prices ($96 million) and lower revenues from other papers caused by lower paper prices and lower volumes in the first three quarters of 2009 compared to the first three quarters of 2008. Weighted-average coated paper prices decreased to $930 per ton in the first three quarters of 2009 compared to $980 per ton in the first three quarters of 2008. We believe that some of the decline in pricing resulted from producers passing on the benefits of the alternative fuel mixture credit to customers in addition to the negative effects of low-cost imports of coated paper from China and Indonesia. Coated paper sales volume decreased to 1,897,000 tons in the first three quarters of 2009 compared to 2,805,000 tons in the first three quarters of 2008. Our volume for coated and other paper was lower primarily because of lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during the first three quarters of 2009, as a result of general economic factors and the effect of a greater share of imports from China and Indonesia. As a result of these factors, we took 411,000 tons of market-related downtime during the first three quarters of 2009. During the first three quarters of 2008, we took 31,000 tons of market-related downtime.

Cost of sales for the first three quarters of 2009 was $2,261 million, compared to $3,066 million for the first three quarters of 2008, a decrease of $805 million, or 26%. The decrease was primarily a result of lower coated paper sales volume ($661 million). Gross margin for the first three quarters of 2009 decreased to (0.5)% compared to 9.3% for the first three quarters of 2008, primarily as a result of significantly lower sales volume and the effects of taking market-related downtime, partially offset by productivity improvement initiatives and lower input costs resulting primarily from lower crude oil prices. Included in cost of sales for the first three quarters of 2008 was $20 million for accelerated depreciation, $5 million for inventory write-offs and $5 million of employee-related costs associated with our restructuring plans. Maintenance expense at our mills totaled $208 million and $277 million in the first three quarters of 2009 and 2008.

Selling, general and administrative expenses decreased to $142 million for the first three quarters of 2009 from $179 million for the first three quarters of 2008, primarily as a result of $18 million in lower stock compensation expense, as well as lower restructuring charges and lower costs related to the integration of the two businesses. As a percentage of net sales, selling, general and administrative expenses increased in the first three quarters of 2009 to 6.3% from 5.3% in the first three quarters of 2008, as a result of lower sales volumes.

Interest expense for the first three quarters of 2009 was $343 million compared to $224 million for the first three quarters of 2008. Interest expense for NewPage for the first three quarters of 2009 was $328 million compared to $208 million for the first three quarters of 2008. Included in interest expense for the first three quarters of 2009 is a loss of $85 million on the extinguishment of debt and $48 million of unrealized losses on our interest rate swaps reclassified from accumulated other comprehensive income (loss) as a result of the retirement of the senior secured term loan.

Other (income) expense was $(218) million for the first three quarters of 2009 and $(5) million in the first three quarters of 2008. The amount recognized in the first three quarters of 2009 was primarily the result of $214 million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the first three quarters of 2009 and 2008 was $(20) million and $2 million. Income tax expense (benefit) for NewPage for the first three quarters of 2009 and 2008 was $(15) million and $4 million. We have recorded a valuation allowance against our net deferred income tax benefits as it is unlikely that we will realize those benefits. For purposes of allocating the income tax benefit to income (loss) before taxes, amounts of other comprehensive income result in income tax expense recorded in other comprehensive income and the offsetting amount as an allocation to tax benefit from operations. For the first three quarters of 2009, we have allocated $7 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. For the first three quarters of 2009, for NewPage, we have allocated $3 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. The amounts for the first three quarters of 2009 reflect the reclassification to income tax (benefit) of all amounts previously allocated to other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in the three quarters ended September 30, 2009 is a tax benefit of $12 million, reflecting the decreases to our state deferred tax liabilities as a result of changes in the company’s distribution channels that have occurred as part of our integration with SENA.

Net income (loss) attributable to the company was $(263) million in the first three quarters of 2009 compared to net income (loss) attributable to the company of $(89) million in the first three quarters of 2008, primarily as a result of significantly lower sales volumes, partially offset by the alternative fuel mixture tax credits.

EBITDA was $268 million and $357 million for the first three quarters of 2009 and 2008. See “Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA” for further information on the use of EBITDA as a measurement tool.

Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA

EBITDA is defined as net income (loss) attributable to the company before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of our performance under GAAP, is not intended to represent net income (loss) attributable to the company, and should not be used as an alternative to net income (loss) attributable to the company as an indicator of performance. EBITDA is shown because it is a primary component of certain covenants under our revolving credit facility and is a basis upon which our management assesses performance. In addition, our management believes EBITDA is useful to investors because it and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of

EBITDA instead of net income (loss) attributable to the company has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation

Because of these limitations, EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) attributable to the company to EBITDA:

	NewPage Holding
	Third Quarter Ended Sept. 30,		Three Quarters Ended Sept. 30,
(in millions)	2009	2008	2009	2008

Net income (loss) attributable to the company	$(138)	$(55)	$(263)	$(89)
Interest expense	199	75	343	224
Income taxes (benefit)	(10)	5	(20)	2
Depreciation and amortization	69	71	208	220

EBITDA	$120	$96	$268	$357

Recently Issued Accounting Standards

Variable interest entity

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for a variable interest entity (VIE). This guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for us as of January 1, 2010. We are currently evaluating the potential effect of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

In September 2009, NewPage and NewPage Holding amended the senior secured credit facilities to obtain more favorable financial covenants. We paid consent fees totaling $15 million in order to amend the senior secured credit facilities and agreed to higher interest rates, as well as changes to other provision in the agreements.

Later in September 2009, NewPage issued $1,700 million of First-Lien Notes for proceeds of $1,598 million in a private placement in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Notes Offering”). The net proceeds of the Notes Offering, together with approximately $5 million of borrowings under our revolving credit facility, were used to repay all amounts outstanding under our term loan senior secured facility, and to pay fees and expenses of the Notes Offering. We amended the revolving credit facility and repaid the outstanding term loan to increase our operating and financial flexibility. In connection with the Notes Offering, NewPage entered into an exchange and registration rights agreement and has agreed to file a registration statement related to the First-Lien Notes with the Securities and Exchange Commission.

Available Liquidity

As of September 30, 2009, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of loans and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base ($451 million as of September 30, 2009).

In September 2009, as part of the amendment of the revolving credit facility, we agreed to maintain a minimum of $50 million of availability through March 2011. As of September 30, 2009, we had $224 million available for borrowing, after reduction for the foregoing $50 million minimum, $93 million in letters of credit and $84 million in outstanding borrowings under the revolving credit facility. We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, available borrowings under our revolving credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to fund our liquidity needs.

Aggregate indebtedness as of September 30, 2009 totaled $3,364 million, which includes $3,161 million at NewPage. We expect an increase in interest expense over prior periods because the First-Lien Notes have a higher interest rate than the term loan that was repaid. Beginning in 2012, our debt service requirements will substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance our indebtedness prior to that time or retire portions of indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as the availability of revolving credit borrowings and other borrowings to refinance our existing indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $(13) million during the first three quarters of 2009 compared to $(16) million during the first three quarters of 2008, primarily the result of cash received from the alternative fuel mixture credits, largely offset by the decline in sales demand and lower pricing. In response to these challenges, we took 411,000 tons of market-related downtime during the first three quarters of 2009. We will continue to monitor North American paper demand in order to align our production to customer demand and will consider the need for additional market-related downtime from time to time based on market conditions. Investing activities in the first three quarters of 2009 include spending of $45 million for capital expenditures and $22 million of proceeds from the sales of assets. Financing activities in the first three quarters of 2009 included the issuance of $1,700 million of First-Lien Notes (proceeds of $1,598 million) used to repay the senior secured term loan and to pay fees and expenses related to the Notes Offering. We had net borrowings of $84 million under the revolving credit facility in the first three quarters of 2009 that were used to pay fees and expenses related to the amendments of our senior secured credit facilities, to repay a portion of the term loan and for working capital purposes.

Capital Expenditures

Capital expenditures were $45 million and $114 million for the three quarters ended September 30, 2009 and 2008.

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

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market. We are monitoring the effects of the market declines on our minimum pension funding requirements and pension expense for future periods. We do not anticipate material increases in our minimum funding requirements during 2010.

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture and is currently scheduled to expire on December 31, 2009. During the quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and, in April 2009, we received notification that our registration was approved. We have received payments of $198 million through September 30, 2009. Income recognized for the credit is included in net income (loss) attributable to the company. We recognized $94 million and $214 million of income in other (income) expense for the third quarter and three quarters ended September 30, 2009 for alternative fuel mixtures used through September 30, 2009. There can be no assurance that this credit will continue in effect, that its provisions will not be changed in a manner that adversely affects us, that our operations will remain qualified to receive the credit or that our claims for the credit will be approved and paid.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2009 and December 31, 2008, $512 million and $1,999 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at September 30, 2009 and December 31, 2008, would be $5 million and $20 million, without taking into account any interest rate derivative agreements.

As of September 30, 2009, we had outstanding interest rate swaps totaling $1,200 million for which we receive amounts based on LIBOR and pay amounts at a weighted-average fixed rate of 3.7%. These swaps expire from December 2009 through December 2012. In September 2009, we entered into a $200 million interest rate swap with an offsetting exposure for a portion of our interest rate swaps. This swap expires in December 2012 and we receive amounts at a weighted-average fixed rate of 2.7% and pay amounts based on LIBOR. Because of the debt refinancing in September 2009, we no longer have sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and will record the changes in fair value as an adjustment to interest expense.

A 100 basis point change in quoted interest rates on our interest rate derivative agreements outstanding at September 30, 2009, would have the following effects, assuming that the decrease in LIBOR interest rates is limited to an interest rate of zero percent:

	Effect of change in interest rates
(in millions)	Increase	Decrease

Increase (decrease) in fair value of the interest rate swap liability with offset recorded as an increase (decrease) in interest expense	$(9)	$6
Increase (decrease) in cash interest payments for the next twelve months	(6)	2

Foreign Currency Risk

Our Canadian subsidiary makes a portion of its purchases and sales in U.S. dollars. As a result, it is subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Foreign currency exchange contracts may be used periodically to manage the variability in cash flows and revenues from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of September 30, 2009, we were a party to foreign currency forward contracts aggregating $15 million of contract value, expiring monthly through December 2009, to manage the variability of cash flows and revenues on anticipated U.S. dollar-denominated transactions of our Canadian subsidiary. As of September 30, 2009, the fair values of these contracts were an asset of $3 million.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended September 30, 2009. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2009, NewPage along with two other U.S. paper producers and the United Steelworkers, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufactures have been subsidized by their governments in violation of U.S. trade laws. The petitions also allege that the U.S. industry producing comparable coated paper is being injured as a result of unfairly traded imports from these countries.

The U.S. International Trade Commission, by unanimous vote on November 6, 2009, determined that there is reasonable indication that the U.S. industry is being materially injured by unfairly traded Chinese and Indonesian imports. As a result, the U.S. Department of Commerce will proceed with a full investigation of coated paper imports from China and Indonesia. It is expected that the Department of Commerce will issue their preliminary determinations by early 2010. The cases are expected to take about a year to complete.

If the Department of Commerce determines that dumping or subsidies are present and the International Trade Commission determines that the industry has been injured by these illegal trade practices, the Department of Commerce will impose duties on coated paper imported from these countries in order to offset the effects of the dumping and subsidies. No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

ITEM 1A.	RISK FACTORS

The alternative fuel mixture tax credit provided by the U.S. government may be amended in a manner that eliminates or reduces the benefits of the tax credit for pulp and paper companies.

The U.S. Internal Revenue Code allows a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit is equal to fifty cents per gallon of alternative fuel contained in the mixture and is currently scheduled to expire at December 31, 2009. During the quarter ended March 31, 2009, we filed to be registered as an alternative fuel mixer, and, in April 2009, we received notification that our registration was approved. We have received payments of $198 million through September 30, 2009.

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

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/S/ DAVID J. PRYSTASH	By:	/S/ DAVID J. PRYSTASH
	David J. Prystash		David J. Prystash
	Senior Vice President and		Senior Vice President and
	Chief Financial Officer		Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)

Date:	November 10, 2009	Date:	November 10, 2009