Form 10-Q
period 2010-03-31
NewPage Holding CORP; NewPage CORP
filed 2010-05-06
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

There were 10 Common Shares, $0.01 per share par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 per share par value, of NewPage Corporation outstanding as of May 1, 2010.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness

•	changes in the supply of, demand for, or prices of our products

•	general economic and business conditions in the United States and Canada and elsewhere

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms

•	the activities of competitors, including those that may be engaged in unfair trade practices

•	changes in significant operating expenses, including raw material and energy costs

•	changes in currency exchange rates

•	changes in the availability of capital

•	changes in the regulatory environment, including requirements for enhanced environmental compliance

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

MARCH 31, 2010 AND DECEMBER 31, 2009

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2010	Dec. 31, 2009

ASSETS
Cash and cash equivalents	$13	$5	$13	$5
Accounts receivable, net	254	296	254	296
Inventories (Note C)	592	602	592	602
Other current assets	22	23	22	23

Total current assets	881	926	881	926

Property, plant and equipment, net of accumulated depreciation of $968 as of March 31, 2010 and $905 as of December 31, 2009	2,896	2,965	2,896	2,965
Other assets	118	115	117	114

TOTAL ASSETS	$3,895	$4,006	$3,894	$4,005

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$195	$230	$195	$230
Other current liabilities	318	238	318	238

Total current liabilities	513	468	513	468

Long-term debt (Note D)	3,255	3,231	3,050	3,030
Other long-term obligations	485	493	485	493
Commitments and contingencies (Note K)
EQUITY (DEFICIT)
Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	693	685	799	791
Accumulated deficit	(785)	(606)	(697)	(522)
Accumulated other comprehensive loss	(266)	(265)	(256)	(255)

Total equity (deficit)	(358)	(186)	(154)	14

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,895	$4,006	$3,894	$4,005

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2010 AND 2009

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2010	2009	2010	2009
Net sales	$817	$722	$817	$722
Cost of sales	849	720	849	720
Selling, general and administrative expenses	49	46	49	46
Interest expense (including non-cash interest expense of $16, $12, $12 and $7)	101	72	97	67
Other (income) expense, net (Note G)	(3)	—	(3)	—

Income (loss) before income taxes	(179)	(116)	(175)	(111)
Income tax (benefit)	—	(3)	—	(3)

Net income (loss)	(179)	(113)	(175)	(108)
Net income (loss)—noncontrolling interests	—	1	—	1

Net income (loss) attributable to the company	$(179)	$(114)	$(175)	$(109)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST QUARTER ENDED MARCH 31, 2010

Dollars in millions

					Accum-
					ulated
					Other
					Compre-
			Additional	Accum-	hensive
	Common Stock		Paid-in	ulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	10	$—	$685	$(606)	$(265)	$(186)
Comprehensive income (loss):
Net income (loss)				(179)		(179)
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Change in unrealized gains (losses)					(2)	(2)
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(180)

Equity awards (Note E)			8			8

Balance at March 31, 2010	10	$—	$693	$(785)	$(266)	$(358)

FIRST QUARTER ENDED MARCH 31, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Additional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income	Total Attribut- able to the	Noncon- trolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$(24)	$26	$2
Comprehensive income (loss):
Net income (loss)				(114)		(114)	1	(113)
Amortization of net actuarial loss on defined benefit plans, net of tax of $1					4	4		4
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $2					(3)	(3)		(3)
Reclassification adjustment to net income (loss), net of tax of $3					5	5		5
Foreign currency translation adjustment					(2)	(2)		(2)

Comprehensive income (loss)						$(110)	$1	$(109)

Equity awards (Note E)			3			3		3
Loans to NewPage Group			(2)			(2)		(2)

Balance at March 31, 2009	10	$—	$662	$(397)	$(398)	$(133)	$27	$(106)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST QUARTER ENDED MARCH 31, 2010

Dollars in millions

					Accum-
					ulated
					Other
					Compre-
			Additional	Accum-	hensive
	Common Stock		Paid-in	ulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	100	$—	$791	$(522)	$(255)	$14
Comprehensive income (loss):
Net income (loss)				(175)		(175)
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Change in unrealized gains (losses)					(2)	(2)
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(176)

Equity awards (Note E)			8			8

Balance at March 31, 2010	100	$—	$799	$(697)	$(256)	$(154)

FIRST QUARTER ENDED MARCH 31, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Additional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income	Total Attribut- able to the	Noncon- trolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$157	$26	$183
Comprehensive income (loss):
Net income (loss)				(109)		(109)	1	(108)
Amortization of net actuarial loss on defined benefit plans, net of tax of $1					4	4		4
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $2					(3)	(3)		(3)
Reclassification adjustment to net income (loss), net of tax of $3					5	5		5
Foreign currency translation adjustment					(2)	(2)		(2)

Comprehensive income (loss)						$(105)	$1	$(104)

Equity awards (Note E)			3			3		3
Loans to parent companies			(2)			(2)		(2)

Balance at March 31, 2009	100	$—	$768	$(323)	$(392)	$53	$27	$80

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2010 AND 2009

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31, 2010	First Quarter Ended Mar. 31, 2009	First Quarter Ended Mar. 31, 2010	First Quarter Ended Mar. 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(179)	$(113)	$(175)	$(108)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	68	70	68	70
Non-cash interest expense	16	12	12	7
(Gain) loss on disposal and impairment of assets	6	4	6	4
Deferred income taxes	—	(4)	—	(4)
Non-cash U.S. pension (income) expense	9	12	9	12
Equity award expense (Note E)	8	3	8	3
Change in operating assets and liabilities	68	(54)	68	(54)

Net cash provided by (used for) operating activities	(4)	(70)	(4)	(70)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11)	(15)	(11)	(15)
Proceeds from sales of assets	11	22	11	22

Net cash provided by (used for) investing activities	—	7	—	7

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	67	—
Payment of financing costs	(4)	—	(4)	—
Loans to parent companies	—	(2)	—	(2)
Repayments of long-term debt	—	(20)	—	(20)
Borrowings on revolving credit facility	124	302	124	302
Payments on revolving credit facility	(176)	(219)	(176)	(219)

Net cash provided by (used for) financing activities	11	61	11	61

Effect of exchange rate changes on cash and cash equivalents	1	1	1	1

Net increase (decrease) in cash and cash equivalents	8	(1)	8	(1)
Cash and cash equivalents at beginning of period	5	3	5	3

Cash and cash equivalents at end of period	$13	$2	$13	$2

SUPPLEMENTAL INFORMATION
Cash paid for interest	$13	$37	$13	$37

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

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. GAAP have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

B.	FINANCIAL INSTRUMENTS

Derivative Financial Instruments

We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with foreign currency exchange rate and natural gas price fluctuations. We do not hold or issue derivative financial instruments for trading purposes. We regularly monitor the credit-worthiness of the counterparties to our derivative instruments in order to manage our credit risk exposures under these agreements. Our risk of loss in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. These derivative instruments are measured at fair value and are classified as other assets or other long-term obligations on our balance sheets depending on the fair value of the instrument. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and financial instruments not designated as hedges are recognized in earnings. Prior to our debt refinancing in September 2009, we utilized interest rate swaps to manage our exposure to market risks from interest rate fluctuations. After our debt refinancing, we no longer have sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and record the fair value of the interest rate swaps as other current liabilities with changes in fair value recognized as an adjustment to interest expense. We recognized in interest expense a loss of $4 for the first quarter ended March 31, 2010, for interest rate swaps that did not qualify for hedge accounting.

Interest Rates

As of March 31, 2010 and December 31, 2009, we had outstanding interest rate swaps totaling $900 for which we receive amounts based on LIBOR and pay amounts based on a fixed rate. These swaps expire from June 30, 2010 through December 2012. As of March 31, 2010 and December 31, 2009, we also had outstanding a $200 interest rate swap that expires in December 2012 with an offsetting exposure for which we receive amounts based on a fixed rate and pay amounts based on LIBOR. During the first quarter of 2010, we locked in the floating rate components of the remaining interest rate swaps. As part of that transaction we agreed to settle substantially all of the remaining liability in the third quarter of 2010. We measure the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. We paid cash of $7 and $8 on our interest rate agreements for the first quarter ended March 31, 2010 and 2009.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of March 31, 2010 and December 31, 2009, we were party to natural gas futures contracts for notional amounts aggregating 1,650,000 and 2,130,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2010 and December 31, 2009, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

	Mar. 31, 2010	Dec. 31, 2009
Significant other observable inputs (Level 2)
Qualifying as hedges—
Other long-term liabilities—natural gas contracts	$(3)	$(2)

Not qualifying as hedges—
Other current liabilities:
Interest rate swap agreements	$(34)	$(35)
Interest rate swap agreements	6	4

The amount of gain (loss) on cash flow hedges recognized in accumulated other comprehensive income (loss) (“AOCI”) and the amount reclassified to income (loss) during the first quarter ended March 31, 2010 and 2009 are as follows:

Derivative Type	Amount of gain (loss) recognized in OCI	Location of gain (loss) reclassified from AOCI to income (loss)	Amount of gain (loss) reclassified from AOCI to income (loss)
First quarter ended March 31, 2010
Natural gas contracts	$(2)	Cost of sales	$(1)

First quarter ended March 31, 2009
Interest rate swap agreements	$(3)	Interest expense	$(7)
Natural gas contracts	(3)	Cost of sales	(1)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At March 31, 2010 and December 31, 2009, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt:
NewPage Holding	$(2,607)	$(3,106)	$(2,686)	$(3,083)
NewPage	(2,554)	(2,901)	(2,624)	(2,882)

C.	CURRENT ASSETS AND LIABILITIES

Inventories

Inventories as of March 31, 2010 and December 31, 2009 consist of:

	Mar. 31, 2010	Dec. 31, 2009
Finished and in-process goods	$359	$376
Raw materials	93	86
Stores and supplies	140	140

	$592	$602

If inventories had been valued at current costs, they would have been valued at $572 and $607 at March 31, 2010 and December 31, 2009.

Accounts Payable

Accounts payable as of March 31, 2010 and December 31, 2009 includes zero and $13 of outstanding checks in excess of cash.

D.	LONG-TERM DEBT

The balances of long-term debt as of March 31, 2010 and December 31, 2009 are as follows:

	Mar. 31, 2010	Dec. 31, 2009
NewPage:
Revolving credit facility	$—	$52
11.375% first-lien senior secured notes (face amount $1,770 and $1,700)	1,672	1,601
Floating rate second-lien senior secured notes (LIBOR plus 6.25%)	225	225
10% second-lien senior secured notes (face amount $806)	805	805
12% senior subordinated notes (face amount $200)	199	199
Capital lease	149	148

Subtotal	3,050	3,030
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $211 and $207; LIBOR plus 7.00%)	205	201

	$3,255	$3,231

In February 2010, we issued an additional $70 in aggregate principal amount of 11.375% senior secured notes due 2014 (the “Additional First-Lien Notes”) in a private placement. The Additional First-Lien Notes have substantially the same terms as the existing first-lien senior secured notes.

E.	EQUITY

Included in selling, general and administrative expenses for the first quarter ended March 31, 2010 and 2009 is equity award expense of $8 and $3. In February 2010, the compensation committee amended the outstanding stock option awards of employees and directors to change the exercise price to $2.00 per share and vest the unearned performance-based options for 2008 and 2009. Included in the amount of equity award expense for 2010 is $6 to reflect the effects of the modification on the vested time-based options and the vesting of the prior-year unearned performance-based options. An additional $1 of expense will be recognized over future periods for the modification of the unvested time-based options.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2009	5,070	$20.47
Granted	976	7.71

Outstanding at March 31, 2010	6,046	6.36

Exercisable at March 31, 2010	4,246	9.88

The outstanding options and the exercisable options at March 31, 2010, have a weighted-average remaining contractual life of 7.8 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	First Quarter Ended Mar. 31,
	2010	2009
Weighted-average fair value of options granted	$2.41	$3.05
Weighted-average assumptions used for grants:
Expected volatility	90%	90%
Risk-free interest rate	2.5%	2.0%
Expected life of option (in years)	4	5

F.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the first quarter ended March 31, 2010 and 2009 is as follows:

Pension Plans	U.S. Plans		Canadian Plans
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2010	2009	2010	2009
Service cost	$6	$5	$1	$—
Interest cost	16	16	5	4
Expected return on plan assets	(16)	(14)	(5)	(3)
Amortization of net loss	3	5	1	—

Net periodic cost	$9	$12	$2	$1

Other Postretirement Plans	U.S. Plans		Canadian Plans
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	2	3	—	—
Amortization of net prior service cost (credit)	(3)	—	—	—

Net periodic cost	$(1)	$3	$—	$—

G.	OTHER (INCOME) EXPENSE

During the first quarter ended March 31, 2010, we recognized $11 of net loss on disposal and impairment of assets in other (income) expense. In addition, we recognized $(13) of (income) for alternative fuel mixture tax credits in the first quarter ended March 31, 2010, as income recognition criteria was met during the quarter.

H.	INCOME TAXES

For the first quarter ended March 31, 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the first quarter ended March 31, 2010 and 2009, we have allocated zero and $2 of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

I.	RESTRUCTURING

During 2008, we announced actions being taken to integrate NewPage operations and the former Stora Enso North America facilities and services. The restructuring actions included the permanent closure of six paper machines and two mills affecting approximately 980 employees, the permanent closure of a converting facility affecting approximately 160 employees and the reduction of personnel in other areas, including sales, finance and other support functions, affecting approximately 200 employees. Most of the affected employees had separated from the company by December 31, 2008 with the remainder separating in 2009 and 2010. We expect remaining closure-related activities to be completed in 2010.

The activity in the accrued restructuring liability relating to these actions for the first quarter ended March 31, 2010 and 2009 was as follows:

	Closure Costs	Employee Costs
First quarter ended March 31, 2010
Balance accrued at December 31, 2009	$4	$3
Payments	(3)	(1)

Balance accrued at March 31, 2010	$1	$2

First quarter ended March 31, 2009
Balance accrued at December 31, 2008	$14	$19
Adjustments	—	(1)
Payments	(2)	(9)

Balance accrued at March 31, 2009	$12	$9

During the first quarter ended March 31, 2009, we recorded an adjustment of $1 in selling, general and administrative expenses for the reversal of employee-related costs included as an assumed liability in the purchase price allocation as a result of a change in estimate.

J.	DISPOSITION OF ASSETS

In April 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, announced that it entered into an agreement with Nova Scotia Power Inc. (“NSPI”) to sell certain assets, including a boiler at the Port Hawkesbury, Nova Scotia mill, for a cash sales price of Canadian $80. We expect to recognize a gain on the transaction, which is expected to close in the third quarter of 2010 and is subject to customary conditions, including the receipt of regulatory approvals. In addition, NSPI and NPPH signed a term sheet for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately Canadian $93. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI.

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”). The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. In March 2010, CWPCo announced that it entered into a nonbinding letter of intent to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70. The closing of the transaction is subject to completion of the CWPCO Utility sale, execution of a sales agreement with Great Lakes Utilities and regulatory approval. We anticipate closing the sale of the hydroelectric assets in the fourth quarter of 2010. We continue to hold and operate the assets in the normal course of our operations.

In March 2009, NewPage Wisconsin System Inc. (“NPWSI”), an indirect wholly-owned subsidiary of NewPage, completed the sale of a hydroelectric generating facility located in Niagara, Wisconsin to Northbrook Wisconsin, LLC for a net cash sales price of $22. Included in cost of sales for the first quarter ended March 31, 2009 is a loss on the sale of $3.

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

Variable interest entity

In June 2009, the Financial Accounting Standards Board issued new guidance on the accounting for a variable interest entity (“VIE”). This guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for us as of January 1, 2010. The effect of the adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

M.	SUPPLEMENTAL CONSOLIDATING INFORMATION

NewPage has issued $1,770 face amount of 11.375% senior secured notes due May 2014, $225 face amount of floating rate senior secured notes due May 2012, $806 face amount of 10% senior secured notes due May 2012 and $200 face amount of 12% senior subordinated notes due May 2013 (collectively, the “Notes”). The Notes are jointly and severally guaranteed on a full and unconditional basis by NewPage’s 100%-owned subsidiaries, except Consolidated Water Power Company, our non-guarantor subsidiary.

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method. Certain adjustments totaling $18 have been made that decrease the net losses of the parent and guarantor subsidiaries columns in the supplemental consolidating statement of operations to correct the classification of certain expenses in the period ended March 31, 2009. This adjustment is not considered material.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13	$(6)	$6	$—	$13
Accounts receivable	201	52	1	—	254
Inventories	286	306	—	—	592
Other current assets	16	5	1	—	22

Total current assets	516	357	8	—	881

Intercompany receivables	1,265	334	103	(1,702)	—
Property, plant and equipment, net	42	2,798	56	—	2,896
Investment in subsidiaries	1,735	67	—	(1,802)	—
Other assets	111	5	1	—	117

TOTAL ASSETS	$3,669	$3,561	$168	$(3,504)	$3,894

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$30	$165	$—	$—	$195
Other current liabilities	171	142	5	—	318

Total current liabilities	201	307	5	—	513

Intercompany payables	334	1,282	86	(1,702)	—
Long-term debt	2,901	149	—	—	3,050
Other long-term liabilities	387	88	10	—	485
Equity (deficit)	(154)	1,735	67	(1,802)	(154)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,669	$3,561	$168	$(3,504)	$3,894

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$4	$—	$5
Accounts receivable	230	65	1	—	296
Inventories	293	309	—	—	602
Other current assets	15	7	1	—	23

Total current assets	539	381	6	—	926

Intercompany receivables	1,262	274	85	(1,621)	—
Property, plant and equipment, net	41	2,867	57	—	2,965
Investment in subsidiaries	1,783	66	—	(1,849)	—
Other assets	110	3	1	—	114

TOTAL ASSETS	$3,735	$3,591	$149	$(3,470)	$4,005

LIABILITIES AND EQUITY
Accounts payable	$54	$176	$—	$—	$230
Other current liabilities	117	116	5	—	238

Total current liabilities	171	292	5	—	468

Intercompany payables	274	1,279	68	(1,621)	—
Long-term debt	2,882	148	—	—	3,030
Other long-term liabilities	394	89	10	—	493
Equity	14	1,783	66	(1,849)	14

TOTAL LIABILITIES AND EQUITY	$3,735	$3,591	$149	$(3,470)	$4,005

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$732	$758	$21	$(694)	$817
Cost of sales	752	770	21	(694)	849
Selling, general and administrative expenses	49	—	—	—	49
Equity in (earnings) loss of subsidiaries	27	—	—	(27)	—
Interest expense	93	4	—	—	97
Other (income) expense, net	(14)	11	—	—	(3)

Income (loss) before income taxes	(175)	(27)	—	27	(175)
Income tax (benefit)	—	—	—	—	—

Net income (loss)	$(175)	$(27)	$—	$27	$(175)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$510	$738	$21	$(547)	$722
Cost of sales	516	731	21	(548)	720
Selling, general and administrative expenses	43	3	—	—	46
Equity in (earnings) loss of subsidiaries	(3)	—	—	3	—
Interest expense	65	2	—	—	67
Other (income) expense, net	1	(1)	—	—	—

Income (loss) before income taxes	(112)	3	—	(2)	(111)
Income tax (benefit)	(3)	—	—	—	(3)

Net income (loss)	(109)	3	—	(2)	(108)
Net income (loss)—noncontrolling interests	—	—	—	1	1

Net income (loss) attributable to the company	$(109)	$3	$—	$(3)	$(109)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASHFLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$3	$(9)	$2	$—	$(4)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2)	(9)	—	—	(11)
Proceeds from sales of assets	—	11	—	—	11

Net cash provided by (used for) investing activities	(2)	2	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	—	—	67
Payment of financing costs	(4)	—	—	—	(4)
Borrowings on revolving credit facility	124	—	—	—	124
Payments on revolving credit facility	(176)	—	—	—	(176)

Net cash provided by (used for) financing activities	11	—	—	—	11

Effect of exchange rate changes on cash and cash equivalents	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	12	(6)	2	—	8
Cash and cash equivalents at beginning of period	1	—	4	—	5

Cash and cash equivalents at end of period	$13	$(6)	$6	$—	$13

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASHFLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(60)	$(10)	$(1)	$1	$(70)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2)	(13)	—	—	(15)
Proceeds from sales of assets	—	22	—	—	22

Net cash provided by (used for) investing activities	(2)	9	—	—	7

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to parent companies	(2)	—	—	—	(2)
Repayments on long-term debt	(20)	—	—	—	(20)
Borrowings on revolving credit facility	302	—	—	—	302
Payments on revolving credit facility	(219)	—	—	—	(219)

Net cash provided by (used for) financing activities	61	—	—	—	61

Effect of exchange rate changes on cash and cash equivalents	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	(1)	—	(1)	1	(1)
Cash and cash equivalents at beginning of period	1	—	2	—	3

Cash and cash equivalents at end of period	$—	$—	$1	$1	$2

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends in Our Business

North American printing paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the first quarter of 2010, North American printing paper demand increased compared to the first quarter of 2009, as a result of decreased advertising spending and magazine and catalog circulation during the first quarter of 2009 largely attributable to general economic factors and inventory reductions by customers. As a result of the higher demand, our market-related downtime in the first quarter of 2010 declined to 39,000 tons compared to 149,000 tons of market-related downtime in the first quarter of 2009. We will consider the need for additional market-related downtime from time to time based on market conditions.

The available supply of coated paper in North America was lower during the first quarter of 2010 compared to the first quarter of 2009, primarily as a result of North American capacity closures. We believe imports continue to affect the North American market, placing downward pressure on North American coated paper prices as a result of low transportation costs and foreign overcapacity.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. In the short term, therefore, we have limited ability to increase prices in response to increases in our costs if demand relative to supply does not remain strong. After declining throughout the first three quarters of 2009, primarily as a result of the benefits of the alternative fuel mixture credit being passed on to customers, abnormally low market pulp prices and the negative effects of imports of coated paper from China and Indonesia, we believe that pricing stabilized during the fourth quarter of 2009 and remained relatively stable into the first quarter of 2010.

In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufacturers have been subsidized by their governments in violation of U.S. trade laws. The U.S. International Trade Commission determined by unanimous vote in November 2009 that there is a reasonable indication that the U.S. industry is being materially injured by unfairly traded Chinese and Indonesian imports. The Department of Commerce announced its preliminary countervailing duty determinations in March 2010 and its preliminary dumping determinations in April 2010. We expect that final determinations in the cases will be completed by the end of 2010. No assurance can be given that final determinations will be made, that final duties will be imposed or as to the amount of any final duties that may be imposed.

Additional First Lien Notes Issuance

In February 2010, we issued an additional $70 million in aggregate principal amount of 11.375% senior secured notes due 2014 (the “Additional First-Lien Notes”) in a private placement. The Additional First-Lien Notes have substantially the same terms as the existing $1.7 billion 11.375% first-lien senior secured notes.

Results of Operations

The following table sets forth our historical results of operations for the first quarter ended March 31, 2010 and 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt and equity activity and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

First Quarter 2010 Compared to First Quarter 2009

	NewPage Holding
	First Quarter Ended Mar. 31,
	2010		2009
(in millions)	$	%	$	%
Net sales	817	100.0	722	100.0
Cost of sales	849	103.9	720	99.7
Selling, general and administrative expenses	49	6.1	46	6.4
Interest expense	101	12.4	72	10.0
Other (income) expense, net	(3)	(0.5)	—	0.0

Income (loss) before income taxes	(179)	(21.9)	(116)	(16.1)
Income tax (benefit)	—	0.0	(3)	(0.5)

Net income (loss)	(179)	(21.9)	(113)	(15.6)
Net income (loss)—noncontrolling interests	—	0.0	1	0.2

Net income (loss) attributable to the company	(179)	(21.9)	(114)	(15.8)

Supplemental Information
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)	$15		$55

Net sales for the first quarter of 2010 were $817 million compared to $722 million for the first quarter of 2009, an increase of $95 million or 13%. Net sales were affected primarily by higher sales volume of core paper ($136 million) and other non-core paper, partially offset by lower average core paper prices ($101 million) in the first quarter of 2010 compared to the first quarter of 2009. Core volume is principally coated freesheet, coated groundwood and supercalendered paper products sold in North America. Average core paper prices decreased to $858 per ton in the first quarter of 2010 compared to $965 per ton in the first quarter of 2009. Core paper sales volume increased to 792,000 tons in the first quarter of 2010 compared to 668,000 tons in the first quarter of 2009 as a result of decreased advertising spending and magazine and catalog circulation during the first quarter of 2009 largely attributable to general economic factors and inventory reductions by customers. We took 39,000 tons of market-related downtime in the first quarter of 2010 compared to 149,000 tons of market-related downtime in the first quarter of 2009. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the first quarter of 2010 was $849 million compared to $720 million for the first quarter of 2009, an increase of $129 million or 18%. The increase was primarily a result of higher core paper sales volume ($98 million) and higher volumes of other non-core paper, partially offset by lower levels market-related downtime. Gross margin (loss) for the first quarter of 2010 decreased to (3.9)% compared to 0.3% for the first quarter of 2009 primarily as a result of lower average core paper sales prices ($101 million). Maintenance expense at our mills totaled $71 million and $68 million in the first quarter of 2010 and 2009.

Selling, general and administrative expenses increased to $49 million for the first quarter of 2010 from $46 million for the first quarter of 2009, primarily as a result of $5 million higher stock compensation expense. As a percentage of net sales, selling, general and administrative expenses decreased in the first quarter of 2010 to 6.1% from 6.4% in the first quarter of 2009.

Interest expense for the first quarter of 2010 was $101 million compared to $72 million for the first quarter of 2009. Interest expense for NewPage for the first quarter of 2010 was $97 million compared to $67 million for the first quarter of 2009. The increases resulted primarily from higher interest rates on outstanding debt. Because of the debt refinancing in September 2009 and the Additional First-Lien Notes in February 2010, we expect an increase in interest expense over prior year periods because the First-Lien Notes have a higher interest rate than the term loan that was repaid.

Other (income) expense was $(3) million for the first quarter of 2010 and zero for the first quarter of 2009. The amount recognized in the first quarter of 2010 includes $11 million of net loss on disposal and impairment of assets, offset by $(13) million of (income) recognized for alternative fuel mixture tax credits as income recognition criteria was met during the quarter.

Income tax expense (benefit) for the first quarter of 2010 and 2009 was zero and $(3) million. For the first quarter of 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the first quarter ended March 31, 2010 and 2009, we have allocated zero and $2 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

Net income (loss) attributable to NewPage Holding was $(179) million in the first quarter of 2010 compared to $(114) million in the first quarter of 2009. Net income (loss) attributable to NewPage was $(175) million in the first quarter of 2010 compared to $(109) million in the first quarter of 2009. The decreases were primarily a result of significantly lower sales pricing.

Adjusted EBITDA was $15 million for the first quarter of 2010 compared to $55 million for the first quarter of 2009. See “Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA

EBITDA is defined as net income (loss) attributable to the company before interest expense, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA are not measures of our performance under GAAP, are not intended to represent net income (loss) attributable to the company, and should not be used as an alternative to net income (loss) attributable to the company as an indicator of performance. EBITDA and Adjusted EBITDA are shown because they are a basis upon which our management assesses performance and are primary components of certain covenants under our revolving credit facility. In addition, our management believes EBITDA and Adjusted EBITDA are useful to investors because they and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA and Adjusted EBITDA instead of net income (loss) attributable to the company has limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our current cash expenditure requirements, or future requirements, for capital expenditures or contractual commitments

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements

•	our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) attributable to the company to EBITDA and Adjusted EBITDA:

	NewPage Holding
	First Quarter Ended March 31,
(in millions)	2010	2009
Net income (loss) attributable to the company	$(179)	$(114)
Interest expense	101	72
Income taxes (benefit)	—	(3)
Depreciation and amortization	68	70

EBITDA	$(10)	$25

Equity awards	8	3
(Gain) loss on disposal and impairment of assets	6	4
Non-cash U.S. pension expense	9	12
Integration and related severance costs	2	11

Adjusted EBITDA	$15	$55

Recently Issued Accounting Standards

Variable interest entity

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for a variable interest entity (VIE). This guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for us as of January 1, 2010. The effect of the adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Available Liquidity

As of March 31, 2010, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base ($374 million as of March 31, 2010).

As of March 31, 2010, we had $234 million available for borrowing in excess of the $50 million required minimum, after reduction for $90 million in letters of credit. As of March 31, 2010, there were no outstanding borrowings under the revolving credit facility. We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, available borrowings under our revolving credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to fund our liquidity needs.

Aggregate indebtedness as of March 31, 2010 totaled $3,361 million, which includes $3,150 million at NewPage. We expect an increase in interest expense over prior year periods because the First-Lien Notes have a higher interest rate than the term loan that was repaid. Beginning in 2012, our debt service requirements will substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance our indebtedness prior to that time or retire portions of indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as the availability of revolving credit borrowings and other borrowings to refinance our existing indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $(4) million during the first quarter of 2010 compared to $(70) million during the first quarter of 2009, which was primarily the result of changes in inventory levels. Finished goods inventory increased during the first quarter of 2009 as a result of low sales volumes and inventory reductions by customers and declined in the first quarter of 2010 as we continued our inventory reduction efforts that began in the fourth quarter of 2009 to reduce our finished goods inventory levels to match customer requirements. Investing activities in 2010 include spending of $11 million for capital expenditures and the receipt of $11 million of proceeds from the sales of assets. Financing activities in 2010 included the issuance of $70 million of additional First-Lien Notes (proceeds of $67 million) used to repay existing borrowings under the revolver and for general corporate purposes.

Capital Expenditures

Capital expenditures were $11 million and $15 million for the first quarter ended March 31, 2010 and 2009.

Financial Discussion

During the first quarter of 2010, we continued to achieve cost savings from production and operating efficiencies, synergies and other restructuring activities that resulted from the acquisition of Stora Enso North America. We also continued evaluating ways to raise capital through the issuance and refinancing of debt and through the sale of nonstrategic assets.

In April 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, announced that it entered into an agreement with Nova Scotia Power Inc. (“NSPI”) to sell certain assets, including a boiler at the Port Hawkesbury, Nova Scotia mill, for a cash sales price of Canadian $80 million. We expect to recognize a gain on the transaction, which is expected to close in the third quarter of 2010 and is subject to customary conditions, including the receipt of regulatory approvals. In addition, NSPI and NPPH signed a term sheet for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately Canadian $93 million. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI.

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”). The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. In March 2010, CWPCo announced that it entered into a nonbinding letter of intent to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately

$70 million. The closing of the transaction is subject to completion of the CWPCO Utility sale, execution of a sales agreement with Great Lakes Utilities and regulatory approval. We anticipate closing the sale of the hydroelectric assets in the fourth quarter of 2010. We continue to hold and operate the assets in the normal course of our operations.

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market. We are monitoring the effects of our underfunded pension plans on our minimum pension funding requirements and pension expense for future periods. We do not anticipate material increases in our minimum funding requirements during 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2010 and December 31, 2009, $436 million and $484 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at March 31, 2010 and December 31, 2009 would be $4 million and $5 million.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the disclosure control systems as being effective as they encompass material matters for the first quarter ended March 31, 2010. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufacturers have been subsidized by their governments in violation of U.S. trade laws.

The U.S. International Trade Commission determined by unanimous vote in November 2009 that there is a reasonable indication that the U.S. industry is being materially injured by unfairly traded Chinese and Indonesian imports. The Department of Commerce announced its preliminary countervailing duty determinations in March 2010 and its preliminary dumping determinations in April 2010. We expect that final determinations in the cases will be completed by the end of 2010.

If the Department of Commerce makes a final determination that dumping or subsidies are present and the International Trade Commission determines that the domestic industry has been injured as a result, the Department of Commerce will impose final duties on the covered products imported from these countries in order to offset the effects of the dumping and subsidies. No assurance can be given that these determinations will be made, that final duties will be imposed or as to the amount of any final duties that may be imposed.

ITEM 6.    EXHIBITS

Exhibit Number	Description

4.1	Supplemental Indenture dated as of February 24, 2010 to the 11.375% Senior Secured Notes due 2014 among NewPage Corporation, the Guarantors and The Bank of New York Mellon, as Trustee

10.1	Asset Purchase Agreement among NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. dated April 1, 2010

10.2	Management, Operating and Maintenance Agreement among NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. dated April 1, 2010

10.3	Term sheet for an Engineering, Procurement and Construction Contract among NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. dated April 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ David J. Prystash	By:	/s/ David J. Prystash
	David J. Prystash Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: May 6, 2010		David J. Prystash Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: May 6, 2010