Form 10-Q
period 2010-06-30
NewPage Holding CORP; NewPage CORP
filed 2010-08-05
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

There were 10 Common Shares, $0.01 per share par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 per share par value, of NewPage Corporation outstanding as of August 1, 2010.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2010 AND DECEMBER 31, 2009

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
ASSETS

Cash and cash equivalents	$7	$5	$7	$5
Accounts receivable, net	296	296	296	296
Inventories (Note 3)	552	602	552	602
Other current assets	30	23	30	23

Total current assets	885	926	885	926

Property, plant and equipment, net of accumulated depreciation of $1,032 as of June 30, 2010 and $905 as of December 31, 2009	2,847	2,965	2,847	2,965
Other assets	118	115	117	114

TOTAL ASSETS	$3,850	$4,006	$3,849	$4,005

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable	$240	$230	$240	$230
Other current liabilities	248	238	248	238

Total current liabilities	488	468	488	468

Long-term debt (Note 5)	3,402	3,231	3,192	3,030
Other long-term obligations	482	493	482	493
Commitments and contingencies (Note 12)

EQUITY (DEFICIT)

Common stock, NewPage Holding—10 shares authorized issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	705	685	811	791
Accumulated deficit	(964)	(606)	(871)	(522)
Accumulated other comprehensive loss	(263)	(265)	(253)	(255)

Total equity (deficit)	(522)	(186)	(313)	14

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,850	$4,006	$3,849	$4,005

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2010 AND 2009

Dollars in millions

	NewPage Holding
	Second Quarter Ended June 30,		First Half Ended June 30,
	2010	2009	2010	2009
Net sales	$890	$736	$1,707	$1,458

Cost of sales	913	756	1,762	1,476
Selling, general and administrative expenses	58	49	107	95
Interest expense (including non-cash interest expense of $16, $11, $32 and $23)	97	72	198	144
Other (income) expense, net (Note 8)	—	(125)	(3)	(125)

Income (loss) before income taxes	(178)	(16)	(357)	(132)
Income tax (benefit)	1	(7)	1	(10)

Net income (loss)	(179)	(9)	(358)	(122)
Net income (loss)—noncontrolling interests	—	2	—	3

Net income (loss) attributable to the company	$(179)	$(11)	$(358)	$(125)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2010 AND 2009

Dollars in millions

	NewPage
	Second Quarter Ended June 30,		First Half Ended June 30,
	2010	2009	2010	2009
Net sales	$890	$736	$1,707	$1,458

Cost of sales	913	756	1,762	1,476
Selling, general and administrative expenses	58	49	107	95
Interest expense (including non-cash interest expense of $11, $6, $23 and $13)	92	67	189	134
Other (income) expense, net (Note 8)	—	(125)	(3)	(125)

Income (loss) before income taxes	(173)	(11)	(348)	(122)
Income tax (benefit)	1	(7)	1	(10)

Net income (loss)	(174)	(4)	(349)	(112)
Net income (loss)—noncontrolling interests	—	2	—	3

Net income (loss) attributable to the company	$(174)	$(6)	$(349)	$(115)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST HALF ENDED JUNE 30, 2010

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	10	$—	$685	$(606)	$(265)	$(186)
Comprehensive income (loss):
Net income (loss)				(358)		(358)
Amortization of net actuarial loss on defined benefit plans					1	1
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(1)	(1)
Reclassification adjustment to net income (loss), net of tax of $1					1	1
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(356)

Equity awards (Note 6)			20			20

Balance at June 30, 2010	10	$—	$705	$(964)	$(263)	$(522)

FIRST HALF ENDED JUNE 30, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Attributable to the	Noncontrolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$(24)	$26	$2
Comprehensive income (loss):
Net income (loss)				(125)		(125)	3	(122)
Amortization of net actuarial loss on defined benefit plans, net of tax of $5					5	5		5
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(3)	(3)		(3)
Reclassification adjustment to net income (loss), net of tax of $7					11	11		11
Foreign currency translation adjustment					6	6		6

Comprehensive income (loss)						$(106)	$3	$(103)

Equity awards (Note 6)			6			6		6
Loan to NewPage Group			(2)			(2)		(2)

Balance at June 30, 2009	10	$—	$665	$(408)	$(383)	$(126)	$29	$(97)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST HALF ENDED JUNE 30, 2010

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	100	$—	$791	$(522)	$(255)	$14
Comprehensive income (loss):
Net income (loss)				(349)		(349)
Amortization of net actuarial loss on defined benefit plans					1	1
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(1)	(1)
Reclassification adjustment to net income (loss), net of tax of $1					1	1
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(347)

Equity awards (Note 6)			20			20

Balance at June 30, 2010	100	$—	$811	$(871)	$(253)	$(313)

FIRST HALF ENDED JUNE 30, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Attributable to the	Noncontrolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$157	$26	$183
Comprehensive income (loss):
Net income (loss)				(115)		(115)	3	(112)
Amortization of net actuarial loss on defined benefit plans, net of tax of $5					5	5		5
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(3)	(3)		(3)
Reclassification adjustment to net income (loss), net of tax of $7					11	11		11
Foreign currency translation adjustment					6	6		6

Comprehensive income (loss)						$(96)	$3	$(93)

Equity awards (Note 6)			6			6		6
Loans to parent companies			(2)			(2)		(2)

Balance at June 30, 2009	100	$—	$771	$(329)	$(377)	$65	$29	$94

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST HALF ENDED JUNE 30, 2010 AND 2009

Dollars in millions

	NewPage Holding		NewPage
	First Half Ended June 30, 2010	First Half Ended June 30, 2009	First Half Ended June 30, 2010	First Half Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(358)	$(122)	$(349)	$(112)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	135	139	135	139
Non-cash interest expense	32	23	23	13
(Gain) loss on disposal and impairment of assets	8	4	8	4
Deferred income taxes	—	(11)	—	(11)
Non-cash U.S. pension (income) expense	17	25	17	25
Equity award expense (Note 6)	19	6	19	6
Change in operating assets and liabilities	20	(98)	20	(98)

Net cash provided by (used for) operating activities	(127)	(34)	(127)	(34)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31)	(31)	(31)	(31)
Proceeds from sales of assets	12	22	12	22
Other investing activities	(1)	—	(1)	—

Net cash provided by (used for) investing activities	(20)	(9)	(20)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	67	—
Payment of financing costs	(4)	—	(4)	—
Loans to parent companies	—	(2)	—	(2)
Repayments of long-term debt	—	(24)	—	(24)
Borrowings on revolving credit facility	442	587	442	587
Payments on revolving credit facility	(358)	(513)	(358)	(513)

Net cash provided by (used for) financing activities	147	48	147	48

Effect of exchange rate changes on cash and cash equivalents	2	(2)	2	(2)

Net increase (decrease) in cash and cash equivalents	2	3	2	3
Cash and cash equivalents at beginning of period	5	3	5	3

Cash and cash equivalents at end of period	$7	$6	$7	$6

SUPPLEMENTAL INFORMATION
Cash paid for interest	$179	$121	$179	$121

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dollars in millions, except per share amounts

1.	BASIS OF PRESENTATION

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

2.	FINANCIAL INSTRUMENTS

Derivative Financial Instruments

We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with foreign currency exchange rate and natural gas price fluctuations. We do not hold or issue derivative financial instruments for trading purposes. We regularly monitor the credit-worthiness of the counterparties to our derivative instruments in order to manage our credit risk exposures under these agreements. Our risk of loss in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered material by management. These derivative instruments are measured at fair value and are classified as other assets or other long-term obligations on our balance sheets depending on the fair value of the instrument.

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

Prior to our debt refinancing in September 2009, we utilized interest rate swaps to manage our exposure to market risks from interest rate fluctuations. After our debt refinancing, we no longer have sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and record the fair value of the interest rate swaps as other current liabilities with changes in fair value recognized as an adjustment to interest expense. We recognized in interest expense a (gain) loss of $(1) and $3 for the second quarter and first half ended June 30, 2010, for interest rate swaps that did not qualify for hedge accounting.

Interest Rates

As of June 30, 2010 and December 31, 2009, we had outstanding interest rate swaps totaling $750 and $900 for which we receive amounts based on LIBOR and pay amounts based on a fixed rate. These swaps expire from December 2010 through December 2012. As of June 30, 2010 and December 31, 2009, we also had outstanding a $200 interest rate swap that expires in December 2012 with an offsetting exposure for which we receive amounts based on a fixed rate and pay amounts based on LIBOR. During the first quarter of 2010, we locked in the floating rate components of the remaining interest rate swaps and subsequently settled the remaining liability in the third quarter of 2010. We measure the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. We paid cash of $6 and $8 on our interest rate agreements for the second quarter ended June 30, 2010 and 2009 and we paid cash of $13 and $16 on our interest rate agreements for the first half ended June 30, 2010 and 2009.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of June 30, 2010 and December 31, 2009, we were party to natural gas futures contracts for notional amounts aggregating 1,420,000 and 2,130,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2010 and December 31, 2009, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

Significant other observable inputs (Level 2)	June 30, 2010	Dec. 31, 2009

Qualifying as hedges—
Other long-term liabilities—natural gas contracts	$(2)	$(2)

Not qualifying as hedges—
Other current liabilities:
Interest rate swap agreements	$(29)	$(35)
Interest rate swap agreements	8	4

The amount of gain (loss) on cash flow hedges recognized in accumulated other comprehensive income (loss) (“AOCI”) and the amount reclassified to income (loss) during the second quarter and first half ended June 30, 2010 and 2009 are as follows:

Derivative Type	Amount of gain (loss) recognized in OCI	Location of gain (loss) reclassified from AOCI to income (loss)	Amount of gain (loss) reclassified from AOCI to income (loss)

Second Quarter Ended June 30, 2010
Natural gas contracts	$—	Cost of sales	$(1)

First Half Ended June 30, 2010
Natural gas contracts	$(2)	Cost of sales	$(2)

Second Quarter Ended June 30, 2009
Interest rate swap agreements	$1	Interest expense	$(9)
Natural gas contracts	—	Cost of sales	(1)

First Half Ended June 30, 2009
Interest rate swap agreements	$(1)	Interest expense	$(16)
Natural gas contracts	(3)	Cost of sales	(2)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At June 30, 2010 and December 31, 2009, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt:
NewPage Holding	$(2,362)	$(3,251)	$(2,686)	$(3,083)
NewPage	(2,330)	(3,041)	(2,624)	(2,882)

3.	INVENTORIES

Inventories as of June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	Dec. 31, 2009
Finished and in-process goods	$329	$376
Raw materials	85	86
Stores and supplies	138	140

	$552	$602

If inventories had been valued at current costs, they would have been valued at $530 and $607 at June 30, 2010 and December 31, 2009.

4.	ACCOUNTS PAYABLE

Accounts payable as of June 30, 2010 and December 31, 2009 includes $24 and $13 of outstanding checks in excess of cash.

5.	LONG-TERM DEBT

The balances of long-term debt as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	Dec. 31, 2009
NewPage:
Revolving credit facility	$136	$52
11.375% first-lien senior secured notes (face amount $1,770 and $1,700)	1,676	1,601
Floating rate second-lien senior secured notes (LIBOR plus 6.25%)	225	225
10% second-lien senior secured notes (face amount $806)	805	805
12% senior subordinated notes (face amount $200)	199	199
Capital lease	151	148

Subtotal	3,192	3,030
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $215 and $207; LIBOR plus 7.00%)	210	201

Long-term debt	$3,402	$3,231

In February 2010, we issued an additional $70 in aggregate principal amount of 11.375% senior secured notes due 2014 (the “Additional First-Lien Notes”) in a private placement. The Additional First-Lien Notes have substantially the same terms as the existing first-lien senior secured notes.

6.	EQUITY

Included in selling, general and administrative expenses is equity award expense of $11 and $3 for the second quarter ended June 30, 2010 and 2009 and $19 and $6 for the first half ended June 30, 2010 and 2009. In February 2010, the compensation committee amended the outstanding stock option awards of employees and directors to change the exercise price to $2.00 per share and vest the unearned performance-based options for 2008 and 2009. Included in the amount of equity award expense for the second quarter and first half ended June 30, 2010 is $1 and $7 to reflect the effects of the modification and the vesting of the prior-year unearned performance-based options. Also included in the amount of equity award expense for the second quarter and first half ended June 30, 2010 is $4 of remaining unamortized grant-date fair value relating to the accelerated vesting of stock options previously awarded to certain former executive officers. In accordance with their stock option agreements, upon their separation all of their outstanding stock options became vested. In the unlikely event these individuals choose to exercise their options, they have 90 days in which to purchase their shares.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price

Outstanding at December 31, 2009	5,070	$20.47
Granted	2,391	4.33
Forfeited or expired	(1,898)	19.63

Outstanding at June 30, 2010	5,563	1.96

Exercisable at June 30, 2010	3,960	2.00

The outstanding options and the exercisable options at June 30, 2010 have a weighted-average remaining contractual life of 5 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	First Half Ended June 30,
	2010	2009
Weighted-average fair value of options granted	$2.68	$3.06
Weighted-average assumptions used for grants:
Expected volatility	90%	90%
Risk-free interest rate	2.0%	2.0%
Expected life of option (in years)	4	5

7.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the second quarter and first half ended June 30, 2010 and 2009 is as follows:

Pension Plans

	U.S. Plans		Canadian Plans
	Second Quarter Ended June 30,		Second Quarter Ended June 30,
	2010	2009	2010	2009
Service cost	$6	$6	$1	$1
Interest cost	16	16	5	5
Expected return on plan assets	(17)	(14)	(5)	(4)
Amortization of net loss	3	5	—	—

Net periodic cost	$8	$13	$1	$2

	U.S. Plans		Canadian Plans
	First Half Ended June 30,		First Half Ended June 30,
	2010	2009	2010	2009
Service cost	$12	$11	$2	$1
Interest cost	32	32	10	9
Expected return on plan assets	(33)	(28)	(10)	(7)
Amortization of net loss	6	10	1	—

Net periodic cost	$17	$25	$3	$3

Other Postretirement Plans

	U.S. Plans		Canadian Plans
	Second Quarter Ended June 30,		Second Quarter Ended June 30,
	2010	2009	2010	2009
Service cost	$1	$1	$1	$—
Interest cost	1	3	—	1
Amortization of net prior service cost (credit)	(3)	(1)	—	—

Net periodic cost (income)	$(1)	$3	$1	$1

	U.S. Plans		Canadian Plans
	First Half Ended June 30,		First Half Ended June 30,
	2010	2009	2010	2009
Service cost	$1	$1	$1	$—
Interest cost	3	6	—	1
Amortization of net prior service cost (credit)	(6)	(1)	—	—

Net periodic cost (income)	$(2)	$6	$1	$1

8.	OTHER (INCOME) EXPENSE

During the first half ended June 30, 2010, we recognized $11 of net loss on disposal and impairment of assets in other (income) expense. In addition, during the first half ended June 30, 2010, we recognized $(13) of (income) for alternative fuel mixture tax credits, as income recognition criteria was met. We recognized $(120) of (income) during the second quarter and first half ended June 30, 2009 for alternative fuel mixture tax credits.

9.	INCOME TAXES

For the second quarter and first half ended June 30, 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the second quarter and first half ended June 30, 2009, we allocated $7 and $11 of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

10.	RESTRUCTURING

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

The activity in the accrued restructuring liability relating to these actions for the first half ended June 30, 2010 and 2009 was as follows:

	Closure Costs	Employee Costs
First Half ended June 30, 2010
Balance accrued at December 31, 2009	$4	$3
Payments	(4)	(2)

Balance accrued at June 30, 2010	$—	$1

First Half ended June 30, 2009
Balance accrued at December 31, 2008	$14	$19
Adjustments	—	(1)
Payments	(4)	(11)

Balance accrued at June 30, 2009	$10	$7

11.	DISPOSITION OF ASSETS

In April 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, announced that it entered into an agreement with Nova Scotia Power Inc. (“NSPI”) to sell certain assets, including a boiler at the Port Hawkesbury, Nova Scotia mill, for a cash sales price of Canadian $80. We expect to close on the transaction in the fourth quarter of 2010, which is subject to customary conditions, including the receipt of regulatory approvals. In addition, NSPI and NPPH have entered into an engineering, procurement and construction agreement for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately Canadian $93. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI.

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”). The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. In March 2010, CWPCo announced that it entered into a nonbinding letter of intent to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70. The closing of the transaction is subject to completion of the CWPCO Utility sale, execution of a sales agreement with Great Lakes Utilities and regulatory approval, and is not expected to close in 2010. We continue to hold and operate the assets in the normal course of our operations.

In March 2009, NewPage Wisconsin System Inc. (“NPWSI”), an indirect wholly-owned subsidiary of NewPage, completed the sale of a hydroelectric generating facility located in Niagara, Wisconsin to Northbrook Wisconsin, LLC for a net cash sales price of $22. Included in cost of sales for the first half ended June 30, 2009 is a loss on the sale of $3.

12.	COMMITMENTS AND CONTINGENCIES

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

13.	SUPPLEMENTAL CONSOLIDATING INFORMATION

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

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method. Certain adjustments totaling $12 have been made that decrease the net losses of the parent and guarantor subsidiaries columns in the supplemental consolidating statement of operations for the first half ended June 30, 2009, to correct the classification of certain expenses in the period ended March 31, 2009. This adjustment is not considered material to the periods to which it relates.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2	$(1)	$6	$—	$7
Accounts receivable	234	61	1	—	296
Inventories	262	290	—	—	552
Other current assets	21	8	1	—	30

Total current assets	519	358	8	—	885

Intercompany receivables	1,278	415	123	(1,816)	—
Property, plant and equipment, net	30	2,762	55	—	2,847
Investment in subsidiaries	1,773	65	—	(1,838)	—
Other assets	109	7	1	—	117

TOTAL ASSETS	$3,709	$3,607	$187	$(3,654)	$3,849

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$56	$184	$—	$—	$240
Other current liabilities	120	122	6	—	248

Total current liabilities	176	306	6	—	488

Intercompany payables	415	1,295	106	(1,816)	—
Long-term debt	3,041	151	—	—	3,192
Other long-term liabilities	390	82	10	—	482
Equity (deficit)	(313)	1,773	65	(1,838)	(313)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,709	$3,607	$187	$(3,654)	$3,849

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$4	$—	$5
Accounts receivable	230	65	1	—	296
Inventories	293	309	—	—	602
Other current assets	15	7	1	—	23

Total current assets	539	381	6	—	926

Intercompany receivables	1,262	274	85	(1,621)	—
Property, plant and equipment, net	41	2,867	57	—	2,965
Investment in subsidiaries	1,783	66	—	(1,849)	—
Other assets	110	3	1	—	114

TOTAL ASSETS	$3,735	$3,591	$149	$(3,470)	$4,005

LIABILITIES AND EQUITY
Accounts payable	$54	$176	$—	$—	$230
Other current liabilities	117	116	5	—	238

Total current liabilities	171	292	5	—	468

Intercompany payables	274	1,279	68	(1,621)	—
Long-term debt	2,882	148	—	—	3,030
Other long-term liabilities	394	89	10	—	493
Equity	14	1,783	66	(1,849)	14

TOTAL LIABILITIES AND EQUITY	$3,735	$3,591	$149	$(3,470)	$4,005

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
Net sales	$801	$818	$22	$(751)	$890
Cost of sales	816	827	21	(751)	913
Selling, general and administrative expenses	57	1	—	—	58
Equity in (earnings) loss of subsidiaries	12	(1)	—	(11)	—
Interest expense	89	3	—	—	92
Other (income) expense, net	1	(1)	—	—	—

Income (loss) before income taxes	(174)	(11)	1	11	(173)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(174)	$(12)	$1	$11	$(174)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
Net sales	$1,533	$1,576	$43	$(1,445)	$1,707
Cost of sales	1,568	1,597	42	(1,445)	1,762
Selling, general and administrative expenses	106	1	—	—	107
Equity in (earnings) loss of subsidiaries	39	(1)	—	(38)	—
Interest expense	182	7	—	—	189
Other (income) expense, net	(13)	10	—	—	(3)

Income (loss) before income taxes	(349)	(38)	1	38	(348)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(349)	$(39)	$1	$38	$(349)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$562	$716	$20	$(562)	$736
Cost of sales	595	705	20	(564)	756
Selling, general and administrative expenses	44	5	—	—	49
Equity in (earnings) loss of subsidiaries	(1)	—	—	1	—
Interest expense	64	3	—	—	67
Other (income) expense, net	(127)	2	—	—	(125)

Income (loss) before income taxes	(13)	1	—	1	(11)
Income tax (benefit)	(7)	—	—	—	(7)

Net income (loss)	(6)	1	—	1	(4)
Net income (loss)—noncontrolling interests	—	—	—	2	2

Net income (loss) attributable to the company	$(6)	$1	$—	$(1)	$(6)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$1,072	$1,454	$41	$(1,109)	$1,458
Cost of sales	1,111	1,436	41	(1,112)	1,476
Selling, general and administrative expenses	87	8	—	—	95
Equity in (earnings) loss of subsidiaries	(4)	—	—	4	—
Interest expense	129	5	—	—	134
Other (income) expense, net	(126)	1	—	—	(125)

Income (loss) before income taxes	(125)	4	—	(1)	(122)
Income tax (benefit)	(10)	—	—	—	(10)

Net income (loss)	(115)	4	—	(1)	(112)
Net income (loss)—noncontrolling interests	—	—	—	3	3

Net income (loss) attributable to the company	$(115)	$4	$—	$(4)	$(115)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$(143)	$14	$2	$—	$(127)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3)	(28)	—	—	(31)
Proceeds from sales of assets	—	12	—	—	12
Other investing activities	—	(1)	—	—	(1)

Net cash provided by (used for) investing activities	(3)	(17)	—	—	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	—	—	67
Payment of financing costs	(4)	—	—	—	(4)
Borrowings on revolving credit facility	442	—	—	—	442
Payments on revolving credit facility	(358)	—	—	—	(358)

Net cash provided by (used for) financing activities	147	—	—	—	147

Effect of exchange rate changes on cash and cash equivalent	—	2	—	—	2

Net increase (decrease) in cash and cash equivalents	1	(1)	2	—	2
Cash and cash equivalents at beginning of period	1	—	4	—	5

Cash and cash equivalents at end of period	$2	$(1)	$6	$—	$7

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$(45)	$8	$—	$3	$(34)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3)	(28)	—	—	(31)
Proceeds from sales of assets	—	22	—	—	22

Net cash provided by (used for) investing activities	(3)	(6)	—	—	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to parent companies	(2)	—	—	—	(2)
Repayments on long-term debt	(24)	—	—	—	(24)
Borrowings on revolving credit facility	587	—	—	—	587
Payments on revolving credit facility	(513)	—	—	—	(513)

Net cash provided by (used for) financing activities	48	—	—	—	48

Effect of exchange rate changes on cash and cash equivalent	—	(2)	—	—	(2)

Net increase (decrease) in cash and cash equivalents	—	—	—	3	3
Cash and cash equivalents at beginning of period	1	—	2	—	3

Cash and cash equivalents at end of period	$1	$—	$2	$3	$6

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

Trends in Our Business

North American printing paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the first half of 2010, North American printing paper demand increased compared to the first half of 2009, as a result of decreased advertising spending and magazine and catalog circulation during the first half of 2009 largely attributable to general economic factors and inventory reductions by customers. As a result of the higher demand, our market-related downtime in the first half of 2010 declined to 39,000 tons compared to 310,000 tons of market-related downtime in the first half of 2009. We will consider the need for additional market-related downtime from time to time based on market conditions.

The available supply of coated paper in North America was lower during the first half of 2010 compared to the first half of 2009, primarily as a result of North American capacity closures and reductions in inventory levels at both paper mills and printers.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. Thus we may have limited ability to increase prices in response to increases in our costs. As a result of the recently announced price increases, which will primarily take effect starting in the third quarter of 2010, we believe average prices for coated paper will increase during the second half of 2010 compared to the first half of 2010.

In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufacturers have been subsidized by their governments in violation of U.S. trade laws. The U.S. International Trade Commission determined by unanimous vote in November 2009 that there is a reasonable indication that the U.S. industry is being materially injured by unfairly traded Chinese and Indonesian imports. The Department of Commerce announced its preliminary countervailing duty determinations in March 2010 and its preliminary dumping determinations in April 2010. We expect that final determinations in the cases will be completed by November 2010. No assurance can be given that final determinations will be made, that final duties will be imposed or as to the amount of any final duties that may be imposed.

Additional First-Lien Notes Issuance

In February 2010, we issued an additional $70 million in aggregate principal amount of 11.375% senior secured notes due 2014 (the “Additional First-Lien Notes”) in a private placement. The Additional First-Lien Notes have substantially the same terms as the existing $1.7 billion 11.375% first-lien senior secured notes.

Results of Operations

The following tables set forth our historical results of operations for the second quarter and first half ended June 30, 2010. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt and equity activity and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Second Quarter 2010 Compared to Second Quarter 2009

	NewPage Holding
	Second Quarter Ended June 30,
	2010		2009
(in millions)	$	%	$	%
Net sales	890	100.0	736	100.0
Cost of sales	913	102.7	756	102.7
Selling, general and administrative expenses	58	6.5	49	6.7
Interest expense	97	10.8	72	9.7
Other (income) expense, net	—	—	(125)	(17.0)

Income (loss) before income taxes	(178)	(20.0)	(16)	(2.1)
Income tax (benefit)	1	0.1	(7)	(0.9)

Net income (loss)	(179)	(20.1)	(9)	(1.2)
Net income (loss)—noncontrolling interests	—	—	2	0.2

Net income (loss) attributable to the company	(179)	(20.1)	(11)	(1.4)

Supplemental Information
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)	$10		$149

Net sales for the second quarter of 2010 were $890 million compared to $736 million for the second quarter of 2009, an increase of $154 million or 21%. Net sales were affected primarily by higher sales volume of core paper ($184 million) and other non-core paper, partially offset by lower average core paper prices ($84 million) in the second quarter of 2010 compared to the second quarter of 2009. Core volume is principally coated freesheet, coated groundwood and supercalendered paper products sold in North America. Average core paper prices decreased to $852 per ton in the second quarter of 2010 compared to $928 per ton in the second quarter of 2009. Core paper sales volume increased to 868,000 tons in the second quarter of 2010 compared to 689,000 tons in the second quarter of 2009 as a result of decreased advertising spending and magazine and catalog circulation during the second quarter of 2009 largely attributable to general economic factors and inventory reductions by customers. We took 161,000 tons of market-related downtime in the second quarter of 2009. We did not take any market-related downtime during the second quarter of 2010. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the second quarter of 2010 was $913 million compared to $756 million for the second quarter of 2009, an increase of $157 million, or 21%. The increase was primarily a result of higher core paper sales volume ($138 million), higher volumes of other non-core paper and cost inflation, partially offset by lower levels of market-related downtime. During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $4 million for employee-related costs in cost of sales. Gross margin (loss) for the second quarter of 2010 was (2.7)%, unchanged from the second quarter of 2009. Maintenance expense at our mills increased to $86 million in the second quarter of 2010 from $74 million in the second quarter of 2009, as a result of higher costs for scheduled annual maintenance shutdowns.

Selling, general and administrative expenses increased to $58 million for the second quarter of 2010 from $49 million for the second quarter of 2009, primarily as a result of $8 million higher non-cash stock compensation expense and $6 million in employee-related costs, primarily associated with certain former executive officers, partially offset by lower pension expense and lower integration costs. As a percentage of net sales, selling, general and administrative expenses decreased in the second quarter of 2010 to 6.5% from 6.7% in the second quarter of 2009.

Interest expense for the second quarter of 2010 was $97 million compared to $72 million for the second quarter of 2009. Interest expense for NewPage for the second quarter of 2010 was $92 million compared to $67 million for the second quarter of 2009. The increases resulted primarily from higher interest rates on outstanding debt. Because of the debt refinancing in September 2009 and the Additional First-Lien Notes in February 2010, we expect an increase in interest expense over prior year periods because the First-Lien Notes have a higher interest rate than the term loan that was repaid.

Other (income) expense was zero for the second quarter of 2010 and $(125) million for the second quarter of 2009. The amount recognized in the second quarter of 2009 was primarily the result of $120 million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the second quarter of 2010 and 2009 was $1 million and $(7) million. For the second quarter of 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the second quarter ended June 30, 2010 and 2009, we allocated zero and $7 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

Net income (loss) attributable to NewPage Holding was $(179) million in the second quarter of 2010 compared to $(11) million in the second quarter of 2009. Net income (loss) attributable to NewPage was $(174) million in the second quarter of 2010 compared to $(6) million in the second quarter of 2009. The decreases were primarily a result of lower average sales prices, higher interest expense and lower other income recognized for the alternative fuel mixture tax credits.

Adjusted EBITDA was $10 million for the second quarter of 2010 compared to $149 million for the second quarter of 2009. See “Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

First Half 2010 Compared to First Half 2009

	NewPage Holding
	First Half Ended June 30,
	2010		2009
(in millions)	$	%	$	%
Net sales	1,707	100.0	1,458	100.0
Cost of sales	1,762	103.2	1,476	101.2
Selling, general and administrative expenses	107	6.3	95	6.6
Interest expense	198	11.6	144	9.8
Other (income) expense, net	(3)	(0.2)	(125)	(8.6)

Income (loss) before income taxes	(357)	(20.9)	(132)	(9.0)
Income tax (benefit)	1	0.1	(10)	(0.6)

Net income (loss)	(358)	(21.0)	(122)	(8.4)
Net income (loss)—noncontrolling interests	—	—	3	0.2

Net income (loss) attributable to the company	(358)	(21.0)	(125)	(8.6)

Supplemental Information
Adjusted EBITDA	$25		$204

Net sales for the first half of 2010 were $1,707 million compared to $1,458 million for the first half of 2009, an increase of $249 million, or 17%. Net sales were affected primarily by higher sales volume of core paper ($321 million) and other non-core paper, partially offset by lower average core paper prices ($185 million) in the first half of 2010 compared to the first half of 2009. Average core paper prices decreased to $855 per ton in the first half of 2010 compared to $946 per ton in the first half of 2009. Core paper sales volume increased to 1,660,000 tons in the first half of 2010 compared to 1,357,000 tons in the first half of 2009 as a result of decreased advertising spending and magazine and catalog circulation during the first half of 2009 largely attributable to general economic factors and inventory reductions by customers. We took 39,000 tons of market-related downtime in the first half of 2010 compared to 310,000 tons of market-related downtime in the first half of 2009.

Cost of sales for the first half of 2010 was $1,762 million compared to $1,476 million for the first half of 2009, an increase of $286 million, or 19%. The increase was primarily a result of higher core paper sales volume ($236 million) and higher volumes of other non-core paper, partially offset by lower levels of market-related downtime. During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $4 million for employee-related costs in cost of sales. Gross margin (loss) for the first half of 2010 was (3.2)% compared to (1.2)% for the first half of 2009 primarily as a result of lower average core paper sales prices ($185 million). Maintenance expense at our mills increased to $157 million in the first half of 2010 from $142 million in the first half of 2009, as a result of higher costs for scheduled annual maintenance shutdowns.

Selling, general and administrative expenses increased to $107 million for the first half of 2010 from $95 million for the first half of 2009, primarily as a result of $13 million higher non-cash stock compensation expense and $6 million in employee-related costs, primarily associated with certain former executive officers, partially offset by lower pension expense and lower integration costs. As a percentage of net sales, selling, general and administrative expenses decreased in the first half of 2010 to 6.3% from 6.6% in the first half of 2009.

Interest expense for the first half of 2010 was $198 million compared to $144 million for the first half of 2009. Interest expense for NewPage for the first half of 2010 was $189 million compared to $134 million for the first half of 2009. The increases resulted primarily from higher interest rates on outstanding debt.

Other (income) expense was $(3) million for the first half of 2010 and $(125) million for the first half of 2009. The amount recognized in the first half of 2010 includes $11 million of net loss on disposal and impairment of assets, offset by $(13) million of (income) recognized for alternative fuel mixture tax credits as income recognition criteria was met. The amount recognized in the first half of 2009 was primarily the result of $120 million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the first half of 2010 and 2009 was $1 million and $(10) million. For the first half of 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the first half ended June 30, 2010 and 2009, we allocated zero and $11 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations.

Net income (loss) attributable to NewPage Holding was $(358) million in the first half of 2010 compared to $(125) million in the first half of 2009. Net income (loss) attributable to NewPage was $(349) million in the first half of 2010 compared to $(115) million in the first half of 2009. The decreases were primarily a result of lower average sales prices, higher interest expense and lower other income recognized for the alternative fuel mixture tax credits.

Adjusted EBITDA was $25 million for the first half of 2010 compared to $204 million for the first half of 2009. See “Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

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

The following table presents a reconciliation of net income (loss) attributable to the company to EBITDA and Adjusted EBITDA:

	NewPage Holding
	Second Quarter		First Half
	Ended June 30,		Ended June 30,
(in millions)	2010	2009	2010	2009
Net income (loss) attributable to the company	$(179)	$(11)	$(358)	$(125)
Interest expense	97	72	198	144
Income taxes (benefit)	1	(7)	1	(10)
Depreciation and amortization	67	69	135	139

EBITDA	(14)	123	(24)	148

Equity awards	11	3	19	6
(Gain) loss on disposal and impairment of assets	2	—	8	4
Non-cash U.S. pension expense	8	13	17	25
Integration and related severance costs	2	10	4	21
Other	1	—	1	—

Adjusted EBITDA	$10	$149	$25	$204

Liquidity and Capital Resources

Available Liquidity

As of June 30, 2010, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base ($392 million as of June 30, 2010).

As of June 30, 2010, we had $113 million available for borrowing in excess of the $50 million required minimum, after reduction for $93 million in letters of credit and $136 million in outstanding borrowings under the revolving credit facility. We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, proceeds from the sale of nonstrategic assets, available borrowings under our revolving credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations, that we will be able to complete the sale of nonstrategic assets or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to fund our liquidity needs.

Aggregate indebtedness as of June 30, 2010 totaled $3,503 million, which includes $3,288 million at NewPage. We expect an increase in interest expense over prior year periods because the First-Lien Notes have a higher interest rate than the term loan that was repaid. Beginning in 2012, our debt service requirements will substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance our indebtedness prior to that time or retire portions of indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as continued access to the capital markets as may be necessary to refinance our existing indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $(127) million during the first half of 2010 compared to $(34) million during the first half of 2009, which was primarily the result of the expiration of the alternative fuel mixture credit at the end of 2009, for which we received cash payments of $112 million during the first half of 2009 and higher cash interest requirements in 2010, partially offset by improvements in working capital. Investing activities in the first half of 2010 include spending of $31 million for capital expenditures and the receipt of $12 million of proceeds from the sales of assets. Financing activities in the first half of 2010 included the issuance of $70 million of additional First-Lien Notes (proceeds of $67 million) used to repay existing borrowings under the revolver and for general corporate purposes and $84 million of net borrowings under the revolving credit facility.

Capital Expenditures

Capital expenditures were $31 million for the first half ended June 30, 2010 and 2009.

Financial Discussion

During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized charges for employee-related costs of $4 million in cost of sales and $6 million in selling, general and administrative expenses. During the first half of 2010, we continued to achieve cost savings from production and operating efficiencies and other restructuring activities. We also continued evaluating ways to raise capital through the issuance and refinancing of debt and through the sale of nonstrategic assets.

In April 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, announced that it entered into an agreement with Nova Scotia Power Inc. (“NSPI”) to sell certain assets, including a boiler at the Port Hawkesbury, Nova Scotia mill, for a cash sales price of Canadian $80 million. We expect to close on the transaction in the fourth quarter of 2010, which is subject to customary conditions, including the receipt of regulatory approvals. In addition, NSPI and NPPH have entered into an engineering, procurement and construction contract for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately Canadian $93 million. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI.

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”). The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. In March 2010, CWPCo announced that it entered into a nonbinding letter of intent to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70 million. The closing of the transaction is subject to completion of the CWPCO Utility sale, execution of a sales agreement with Great Lakes Utilities and regulatory approval, and is not expected to close in 2010. We continue to hold and operate the assets in the normal course of our operations.

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market. We are monitoring the effects of our underfunded pension plans on our minimum pension funding requirements and pension expense for future periods. We do not anticipate material increases in our minimum funding requirements during 2010.

The Environmental Protection Agency released a proposed rule on June 4, 2010, which provides for new Industrial Boiler Maximum Achievable Control Technology (MACT) standards to regulate emissions of hazardous air pollutants. The proposed rule would impose new emission limits for solid fuel-fired boilers and is expected to be finalized in 2011 with compliance expected by early 2014. As proposed, we could be required to make significant capital expenditures on emission control equipment at our mills to comply with the rule. In addition, our mills would likely incur increased operating expenses associated with compliance and operation of the new control equipment. We have not completed our evaluation of the full financial effect of the proposed MACT standards at this time. We will complete our evaluation following finalization of the rule and a review of our mills relative to the proposed new standards. We, along with others, expect to comment on the proposed rule and expect revisions and changes to the final form.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2010 and December 31, 2009, $576 million and $484 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at June 30, 2010 and December 31, 2009, would be $6 million and $5 million.

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

Management, with the participation of our chief executive officer and chief financial officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2010. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The U.S. International Trade Commission determined by unanimous vote in November 2009 that there is a reasonable indication that the U.S. industry is being materially injured by unfairly traded Chinese and Indonesian imports. The Department of Commerce announced its preliminary countervailing duty determinations in March 2010 and its preliminary dumping determinations in April 2010. We expect that final determinations in the cases will be completed by November 2010.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Separation Agreement dated as of June 11, 2010 by and among NewPage Corporation, NewPage Group Inc. and Mark A. Suwyn (incorporated by reference from Exhibit 10.25 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.2	Separation Agreement dated as of June 11, 2010 by and among NewPage Corporation, NewPage Group Inc. and E. Thomas Curley (incorporated by reference from Exhibit 10.26 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.3	Separation Agreement dated as of June 11, 2010 by and among NewPage Corporation, NewPage Group Inc. and Michael T. Edicola (incorporated by reference from Exhibit 10.27 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.4	Employment Agreement dated as of July 1, 2010 between NewPage Corporation and Barry R. Nelson (incorporated by reference from Exhibit 10.28 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.5	Separation Agreement dated as of July 2, 2010 by and among NewPage Corporation, NewPage Group Inc. and Michael L. Marziale (incorporated by reference from Exhibit 10.29 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.6	Engineering, procurement and engineering contract dated July 14, 2010 between NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ David J. Prystash	By:	/s/ David J. Prystash
David J. Prystash		David J. Prystash
Senior Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)
Date:	August 5, 2010	Date:	August 5, 2010