Form 10-Q
period 2010-09-30
NewPage Holding CORP; NewPage CORP
filed 2010-11-04
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

8540 Gander Creek Drive

Miamisburg, Ohio 45342

877.855.7243

IRS Employer
Commission		Identification	State of
File Number	Registrant	Number	Incorporation
001-32956	NEWPAGE HOLDING CORPORATION	05-0616158	Delaware
333-125952	NEWPAGE CORPORATION	05-0616156	Delaware

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

There were 10 Common Shares, $0.01 per share par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 per share par value, of NewPage Corporation outstanding as of November 1, 2010.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
ASSETS	2010	2009	2010	2009

Cash and cash equivalents	$8	$5	$8	$5
Accounts receivable, net	313	296	313	296
Inventories (Note 3)	532	602	532	602
Other current assets	30	23	30	23

Total current assets	883	926	883	926

Property, plant and equipment, net of accumulated depreciation of $1,098 as of September 30, 2010 and $905 as of December 31, 2009	2,798	2,965	2,798	2,965
Other assets	114	115	113	114

TOTAL ASSETS	$3,795	$4,006	$3,794	$4,005

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable	$201	$230	$201	$230
Other current liabilities	307	238	307	238

Total current liabilities	508	468	508	468

Long-term debt (Note 5)	3,393	3,231	3,179	3,030
Other long-term obligations	492	493	492	493
Commitments and contingencies (Note 12)

EQUITY (DEFICIT)

Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	706	685	812	791
Accumulated deficit	(1,035)	(606)	(938)	(522)
Accumulated other comprehensive loss	(269)	(265)	(259)	(255)

Total equity (deficit)	(598)	(186)	(385)	14

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,795	$4,006	$3,794	$4,005

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2010 AND 2009

Dollars in millions

	NewPage Holding
	Third Quarter Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2010	2009	2010	2009
Net sales	$943	$791	$2,650	$2,249

Cost of sales	886	785	2,648	2,261
Selling, general and administrative expenses	41	47	148	142
Interest expense (including non-cash interest expense of $15, $59, $47 and $82 and loss on extinguishment of debt of $85 in 2009) (Note 5)	97	199	295	343
Other (income) expense, net (Note 8)	(10)	(93)	(13)	(218)

Income (loss) before income taxes	(71)	(147)	(428)	(279)
Income tax (benefit)	—	(10)	1	(20)

Net income (loss)	(71)	(137)	(429)	(259)
Net income (loss)—noncontrolling interests	—	1	—	4

Net income (loss) attributable to the company	$(71)	$(138)	$(429)	$(263)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THIRD QUARTER AND THREE QUARTERS ENDED

SEPTEMBER 30, 2010 AND 2009

Dollars in millions

	NewPage
	Third Quarter Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2010	2009	2010	2009
Net sales	$943	$791	$2,650	$2,249

Cost of sales	886	785	2,648	2,261
Selling, general and administrative expenses	41	47	148	142
Interest expense (including non-cash interest expense of $11, $55, $34 and $68 and loss on extinguishment of debt of $85 in 2009) (Note 5)	93	194	282	328
Other (income) expense, net (Note 8)	(10)	(93)	(13)	(218)

Income (loss) before income taxes	(67)	(142)	(415)	(264)
Income tax (benefit)	—	(5)	1	(15)

Net income (loss)	(67)	(137)	(416)	(249)
Net income (loss)—noncontrolling interests	—	1	—	4

Net income (loss) attributable to the company	$(67)	$(138)	$(416)	$(253)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2010

Dollars in millions

	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	10	$—	$685	$(606)	$(265)	$(186)
Comprehensive income (loss):
Net income (loss)				(429)		(429)
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)					(6)	(6)
Amortization of net actuarial loss on defined benefit plans					1	1
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(2)	(2)
Reclassification adjustment to net income (loss), net of tax of $1					1	1
Foreign currency translation adjustment					2	2

Comprehensive income (loss)						$(433)

Equity awards (Note 6)			22			22
Loan to NewPage Group			(1)			(1)

Balance at September 30, 2010	10	$—	$706	$(1,035)	$(269)	$(598)

THREE QUARTERS ENDED SEPTEMBER 30, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income	Total Attribut- able to the	Noncon- trolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$(24)	$26	$2
Comprehensive income (loss):
Net income (loss)				(263)		(263)	4	(259)
Amortization of net actuarial loss on defined benefit plans, net of tax of $6					7	7		7
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $9					(13)	(13)		(13)
Reclassification adjustment to net income (loss), net of tax of $10 (Note 2)					67	67		67
Foreign currency translation adjustment					12	12		12

Comprehensive income (loss)						$(190)	$4	$(186)

Equity awards (Note 6)			7			7		7
Loan to NewPage Group			(3)			(3)		(3)

Balance at September 30, 2009	10	$—	$665	$(546)	$(329)	$(210)	$30	$(180)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2010

Dollars in millions

	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	100	$—	$791	$(522)	$(255)	$14
Comprehensive income (loss):
Net income (loss)				(416)		(416)
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)					(6)	(6)
Amortization of net actuarial loss on defined benefit plans					1	1
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(2)	(2)
Reclassification adjustment to net income (loss), net of tax of $1					1	1
Foreign currency translation adjustment					2	2

Comprehensive income (loss)						$(420)

Equity awards (Note 6)			22			22
Loans to parent companies			(1)			(1)

Balance at September 30, 2010	100	$—	$812	$(938)	$(259)	$(385)

THREE QUARTERS ENDED SEPTEMBER 30, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income	Total Attribut- able to the	Noncon- trolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$157	$26	$183
Comprehensive income (loss):
Net income (loss)				(253)		(253)	4	(249)
Amortization of net actuarial loss on defined benefit plans, net of tax of $6					7	7		7
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $9					(13)	(13)		(13)
Reclassification adjustment to net income (loss), net of tax of $6 (Note 2)					71	71		71
Foreign currency translation adjustment					12	12		12

Comprehensive income (loss)						$(176)	$4	$(172)

Equity awards (Note 6)			7			7		7
Loans to parent companies			(3)			(3)		(3)

Balance at September 30, 2009	100	$—	$771	$(467)	$(319)	$(15)	$30	$15

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

THREE QUARTERS ENDED SEPTEMBER 30, 2010 AND 2009

Dollars in millions

	NewPage Holding		NewPage
	Three Quarters		Three Quarters
	Ended Sept. 30,		Ended Sept. 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(429)	$(259)	$(416)	$(249)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	203	208	203	208
Non-cash interest expense	47	82	34	68
Loss on extinguishment of debt (Note 5)	—	72	—	72
(Gain) loss on disposal and impairment of assets	9	5	9	5
Deferred income taxes	—	(21)	—	(17)
Non-cash U.S. pension expense	26	37	26	37
Equity award expense (Note 6)	21	7	21	7
Change in operating assets and liabilities	32	(144)	32	(144)

Net cash provided by (used for) operating activities	(91)	(13)	(91)	(13)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49)	(45)	(49)	(45)
Proceeds from sales of assets	12	22	12	22
Other investing activities	(2)	—	(2)	—

Net cash provided by (used for) investing activities	(39)	(23)	(39)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	1,598	67	1,598
Payment of financing costs	(4)	(54)	(4)	(54)
Loans to parent companies	(1)	(3)	(1)	(3)
Repayments of long-term debt	—	(1,584)	—	(1,584)
Borrowings on revolving credit facility	735	907	735	907
Payments on revolving credit facility	(667)	(823)	(667)	(823)

Net cash provided by (used for) financing activities	130	41	130	41

Effect of exchange rate changes on cash and cash equivalents	3	3	3	3

Net increase (decrease) in cash and cash equivalents	3	8	3	8
Cash and cash equivalents at beginning of period	5	3	5	3

Cash and cash equivalents at end of period	$8	$11	$8	$11

SUPPLEMENTAL INFORMATION
Cash paid for interest	$210	$153	$210	$153

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

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. GAAP have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Prior to our debt refinancing in September 2009, we utilized interest rate swaps to manage our exposure to market risks from interest rate fluctuations. During the third quarter ended September 30, 2009, we reclassified $48 of unrealized losses from accumulated other comprehensive income (loss) to interest expense as the hedged forecasted cash flows were no longer probable of occurring as a result of the refinancing. After our debt refinancing, we no longer had sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and recorded the fair value of the interest rate swaps as other current liabilities with changes in fair value recognized as an adjustment to interest expense. We recognized in interest expense a (gain) loss of zero and $3 for the third quarter and three quarters ended September 30, 2010, for interest rate swaps that did not qualify for hedge accounting.

Interest Rates

As of December 31, 2009, we had outstanding interest rate swaps totaling $900 for which we received amounts based on LIBOR and paid amounts based on a fixed rate. As of December 31, 2009, we also had outstanding a $200 interest rate swap with an offsetting exposure for which we received amounts based on a fixed rate and paid amounts based on LIBOR. During the third quarter of 2010, we settled the remaining liability for all interest rate agreements. We measured the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. We paid cash of $21 and $15 on our interest rate agreements for the third quarter ended September 30, 2010 and 2009 and we paid cash of $34 and $31 on our interest rate agreements for the three quarters ended September 30, 2010 and 2009.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of September 30, 2010 and December 31, 2009, we were party to natural gas futures contracts for notional amounts aggregating 1,190,000 and 2,130,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2010 and December 31, 2009, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

	Sept. 30,	Dec. 31,
Significant other observable inputs (Level 2)	2010	2009

Qualifying as hedges—
Other long-term liabilities—natural gas contracts	$(3)	$(2)

Not qualifying as hedges—
Other current liabilities:
Interest rate swap agreements	$—	$(35)
Interest rate swap agreements	—	4

The amount of gain (loss) on cash flow hedges recognized in accumulated other comprehensive income (loss) (“AOCI”) and the amount reclassified to income (loss) during the third quarter and three quarters ended September 30, 2010 and 2009 are as follows:

	Amount of gain (loss) recognized	Location of gain (loss) reclassified from AOCI to	Amount of gain (loss) reclassified from AOCI to income
Derivative Type	in OCI	income (loss)	(loss)

Third Quarter Ended September 30, 2010
Natural gas contracts	$(1)	Cost of sales	$—

Three Quarters Ended September 30, 2010
Natural gas contracts	$(3)	Cost of sales	$(2)

Third Quarter Ended September 30, 2009
Interest rate swap agreements	$(17)	Interest expense	$(57)
Natural gas contracts	(1)	Cost of sales	(2)

Three Quarters Ended September 30, 2009
Interest rate swap agreements	$(18)	Interest expense	$(73)
Natural gas contracts	(4)	Cost of sales	(4)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At September 30, 2010 and December 31, 2009, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt:
NewPage Holding	$(2,264)	$(3,243)	$(2,686)	$(3,083)
NewPage	(2,252)	(3,029)	(2,624)	(2,882)

3.	INVENTORIES

Inventories as of September 30, 2010 and December 31, 2009 consist of:

	Sept. 30, 2010	Dec. 31, 2009

Finished and in-process goods	$306	$376
Raw materials	88	86
Stores and supplies	138	140

	$532	$602

If inventories had been valued at current costs, they would have been valued at $509 and $607 at September 30, 2010 and December 31, 2009.

4.	ACCOUNTS PAYABLE

Accounts payable as of September 30, 2010 and December 31, 2009 includes $16 and $13 of outstanding checks in excess of cash.

5.	LONG-TERM DEBT

The balances of long-term debt as of September 30, 2010 and December 31, 2009 are as follows:

	Sept. 30, 2010	Dec. 31, 2009
NewPage:
Revolving credit facility	$120	$52
11.375% first-lien senior secured notes (face amount $1,770 and $1,700)	1,680	1,601
Floating rate second-lien senior secured notes (LIBOR plus 6.25%)	225	225
10% second-lien senior secured notes (face amount $806)	805	805
12% senior subordinated notes (face amount $200)	199	199
Capital lease	150	148

Subtotal	3,179	3,030
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $219 and
$207; LIBOR plus 7.00%)	214	201

Long-term debt	$3,393	$3,231

In February 2010, we issued an additional $70 in aggregate principal amount of 11.375% senior secured notes due 2014 (the “Additional First-Lien Notes”) in a private placement. The Additional First-Lien Notes have the same terms as the existing first-lien senior secured notes.

Included in interest expense for the third quarter of 2009 is a loss of $85 from the extinguishment of debt, including the write-off of $13 of consent fees, and a reclassification adjustment of $48 of unrealized losses from accumulated other comprehensive income (loss) as the hedged forecasted cash flows were no longer probable of occurring as a result of the refinancing.

6.	EQUITY

During the third quarter ended September 30, 2010, NewPage loaned $1 to NewPage Group, which was recorded as a reduction in shareholder’s equity as repayment is not assured, to enable NewPage Group to satisfy its obligation to repurchase a former executive officer’s NewPage Group stock.

Included in selling, general and administrative expenses is equity award expense of $2 and $1 for the third quarter ended September 30, 2010 and 2009 and $21 and $7 for the three quarters ended September 30, 2010 and 2009. In February 2010, the compensation committee amended the outstanding stock option awards of employees and directors to change the exercise price to $2.00 per share and vest the unearned performance-based options for 2008 and 2009. Included in the amount of equity award expense for the three quarters ended September 30, 2010 is $8 to reflect the effects of the modification and the vesting of the prior-year unearned performance-based options. Also included in the amount of equity award expense for the three quarters ended September 30, 2010 is $5 of remaining unamortized grant-date fair value relating to the accelerated vesting of stock options previously awarded to certain former executive officers. In accordance with their stock option agreements, upon their separation all of their outstanding stock options became vested. None of these options were exercised by the executive officers.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2009	5,070	$20.47
Granted	2,678	4.08
Forfeited or expired	(4,426)	9.55

Outstanding at September 30, 2010	3,322	1.95

Exercisable at September 30, 2010	1,589	2.00

The outstanding options and the exercisable options at September 30, 2010 have a weighted-average remaining contractual life of 1.8 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	Three Quarters
	Ended September 30,
	2010	2009

Weighted-average fair value of options granted	$2.75	$3.06
Weighted-average assumptions used for grants:
Expected volatility	90%	90%
Risk-free interest rate	1.8%	2.0%
Expected life of option (in years)	4	5

7.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the third quarter and three quarters ended September 30, 2010 and 2009 is as follows:

Pension Plans

	U.S. Plans		Canadian Plans
	Third Quarter		Third Quarter
	Ended Sept. 30,		Ended Sept. 30,
	2010	2009	2010	2009
Service cost	$6	$6	$1	$1
Interest cost	16	15	5	4
Expected return on plan assets	(16)	(14)	(4)	(4)
Amortization of net loss	4	5	—	—

Net periodic cost	$10	$12	$2	$1

	U.S. Plans		Canadian Plans
	Three Quarters		Three Quarters
	Ended Sept. 30,		Ended Sept. 30,
	2010	2009	2010	2009
Service cost	$18	$17	$3	$2
Interest cost	48	47	15	13
Expected return on plan assets	(49)	(42)	(14)	(11)
Amortization of net loss	10	15	1	—

Net periodic cost	$27	$37	$5	$4

Other Postretirement Plans

	U.S. Plans		Canadian Plans
	Third Quarter Ended Sept. 30,		Third Quarter Ended Sept. 30,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$1
Interest cost	2	3	1	—
Amortization of net prior service cost (credit)	(3)	—	(1)	—

Net periodic cost (income)	$(1)	$3	$—	$1

	U.S. Plans		Canadian Plans
	Three Quarters Ended Sept. 30,		Three Quarters Ended Sept. 30,
	2010	2009	2010	2009
Service cost	$1	$1	$1	$1
Interest cost	5	9	1	1
Amortization of net prior service cost (credit)	(9)	(1)	(1)	—

Net periodic cost (income)	$(3)	$9	$1	$2

8.	OTHER (INCOME) EXPENSE

During the three quarters ended September 30, 2010, we recognized $12 of net loss on disposal and impairment of assets in other (income) expense. In addition, during the third quarter and three quarters ended September 30, 2010, we recognized $(9) and $(22) of income for alternative fuel mixture tax credits, as income recognition criteria was met. We recognized $(94) and $(214) of income during the third quarter and three quarters ended September 30, 2009 for alternative fuel mixture tax credits.

9.	INCOME TAXES

For the third quarter and three quarters ended September 30, 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the third quarter and three quarters ended September 30, 2009, we allocated $(4) and $7 of tax expense (benefit) to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. For the third quarter and three quarters ended September 30, 2009, for NewPage, we have allocated $(8) and $3 of tax expense (benefit) to other comprehensive income (loss) and the corresponding offset as an allocation to tax expense (benefit) from operations. The amounts for the third quarter and three quarters ended September 30, 2009, reflect the reclassification to income tax (benefit) of all amounts previously allocated to other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in the third quarter and three quarters ended September 30, 2009 was a tax benefit of $12, reflecting the decreases to our state deferred tax liabilities resulting from changes in our distribution channels that have occurred as part of our integration with Stora Enso North America, Inc. (“SENA”).

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

The activity in the accrued restructuring liability relating to these actions for the three quarters ended September 30, 2010 and 2009 was as follows:

	Closure Costs	Employee Costs
Three Quarters ended September 30, 2010
Balance accrued at December 31, 2009	$4	$3
Payments	(4)	(2)

Balance accrued at September 30, 2010	$—	$1

Three Quarters ended September 30, 2009
Balance accrued at December 31, 2008	$14	$19
Adjustments	—	(1)
Payments	(7)	(14)

Balance accrued at September 30, 2009	$7	$4

11.	DISPOSITION OF ASSETS

On November 3, 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, completed the sale of certain assets, including a boiler at the Port Hawkesbury, Nova Scotia mill, to Nova Scotia Power Inc. (“NSPI”) for a cash sales price of Canadian $80. In addition, NSPI and NPPH have entered into an engineering, procurement and construction agreement for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately Canadian $93. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI.

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”). The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. On November 1, 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70. The closing of the transaction is subject to completion of the CWPCO Utility sale and regulatory approval. These transactions are not expected to close in 2010. We continue to hold and operate the assets in the normal course of our operations.

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

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method. Certain adjustments totaling $18 have been made that decrease the net losses of the parent and guarantor subsidiaries columns in the supplemental consolidating statement of operations for the three quarters ended September 30, 2009, to correct the classification of certain expenses in the period ended March 31, 2009. This adjustment is not considered material to the periods to which it relates.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2	$(1)	$7	$—	$8
Accounts receivable	243	69	1	—	313
Inventories	235	297	—	—	532
Other current assets	20	9	1	—	30

Total current assets	500	374	9	—	883

Intercompany receivables	1,308	460	144	(1,912)	—
Property, plant and equipment, net	27	2,716	55	—	2,798
Investment in subsidiaries	1,773	66	—	(1,839)	—
Other assets	105	7	1	—	113

TOTAL ASSETS	$3,713	$3,623	$209	$(3,751)	$3,794

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$44	$156	$1	$—	$201
Other current liabilities	170	131	6	—	307

Total current liabilities	214	287	7	—	508

Intercompany payables	460	1,326	126	(1,912)	—
Long-term debt	3,029	150	—	—	3,179
Other long-term liabilities	395	87	10	—	492
Equity (deficit)	(385)	1,773	66	(1,839)	(385)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,713	$3,623	$209	$(3,751)	$3,794

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$4	$—	$5
Accounts receivable	230	65	1	—	296
Inventories	293	309	—	—	602
Other current assets	15	7	1	—	23

Total current assets	539	381	6	—	926

Intercompany receivables	1,262	274	85	(1,621)	—
Property, plant and equipment, net	41	2,867	57	—	2,965
Investment in subsidiaries	1,783	66	—	(1,849)	—
Other assets	110	3	1	—	114

TOTAL ASSETS	$3,735	$3,591	$149	$(3,470)	$4,005

LIABILITIES AND EQUITY
Accounts payable	$54	$176	$—	$—	$230
Other current liabilities	117	116	5	—	238

Total current liabilities	171	292	5	—	468

Intercompany payables	274	1,279	68	(1,621)	—
Long-term debt	2,882	148	—	—	3,030
Other long-term liabilities	394	89	10	—	493
Equity	14	1,783	66	(1,849)	14

TOTAL LIABILITIES AND EQUITY	$3,735	$3,591	$149	$(3,470)	$4,005

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
Net sales	$842	$808	$23	$(730)	$943
Cost of sales	791	802	23	(730)	886
Selling, general and administrative expenses	41	—	—	—	41
Equity in (earnings) loss of subsidiaries	(4)	—	—	4	—
Interest expense	91	2	—	—	93
Other (income) expense, net	(10)	—	—	—	(10)

Income (loss) before income taxes	(67)	4	—	(4)	(67)
Income tax (benefit)	—	—	—	—	—

Net income (loss)	$(67)	$4	$—	$(4)	$(67)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THREE QUARTERS ENDED SEPTEMBER 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
Net sales	$2,375	$2,384	$66	$(2,175)	$2,650
Cost of sales	2,359	2,399	65	(2,175)	2,648
Selling, general and administrative expenses	147	1	—	—	148
Equity in (earnings) loss of subsidiaries	35	(1)	—	(34)	—
Interest expense	273	9	—	—	282
Other (income) expense, net	(23)	10	—	—	(13)

Income (loss) before income taxes	(416)	(34)	1	34	(415)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(416)	$(35)	$1	$34	$(416)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$700	$623	$22	$(554)	$791
Cost of sales	627	692	21	(555)	785
Selling, general and administrative expenses	41	6	—	—	47
Equity in (earnings) loss of subsidiaries	68	(1)	—	(67)	—
Interest expense	193	1	—	—	194
Other (income) expense, net	(90)	(3)	—	—	(93)

Income (loss) before income taxes	(139)	(72)	1	68	(142)
Income tax (benefit)	(1)	(4)	—	—	(5)

Net income (loss)	(138)	(68)	1	68	(137)
Net income (loss)—noncontrolling interests	—	—	—	1	1

Net income (loss) attributable to the company	$(138)	$(68)	$1	$67	$(138)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

THREE QUARTERS ENDED SEPTEMBER 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$1,772	$2,077	$63	$(1,663)	$2,249
Cost of sales	1,738	2,128	62	(1,667)	2,261
Selling, general and administrative expenses	128	14	—	—	142
Equity in (earnings) loss of subsidiaries	64	(1)	—	(63)	—
Interest expense	322	6	—	—	328
Other (income) expense, net	(216)	(2)	—	—	(218)

Income (loss) before income taxes	(264)	(68)	1	67	(264)
Income tax (benefit)	(11)	(4)	—	—	(15)

Net income (loss)	(253)	(64)	1	67	(249)
Net income (loss)—noncontrolling interests	—	—	—	4	4

Net income (loss) attributable to the company	$(253)	$(64)	$1	$63	$(253)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE QUARTERS ENDED SEPTEMBER 30, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(124)	$30	$3	$—	$(91)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5)	(44)	—	—	(49)
Proceeds from sales of assets	—	12	—	—	12
Other investing activities	—	(2)	—	—	(2)

Net cash provided by (used for) investing activities	(5)	(34)	—	—	(39)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	—	—	67
Payment of financing costs	(4)	—	—	—	(4)
Loan to parent companies	(1)	—	—	—	(1)
Borrowings on revolving credit facility	735	—	—	—	735
Payments on revolving credit facility	(667)	—	—	—	(667)

Net cash provided by (used for) financing activities	130	—	—	—	130

Effect of exchange rate changes on cash and cash equivalent	—	3	—	—	3

Net increase (decrease) in cash and cash equivalents	1	(1)	3	—	3
Cash and cash equivalents at beginning of period	1	—	4	—	5

Cash and cash equivalents at end of period	$2	$(1)	$7	$—	$8

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE QUARTERS ENDED SEPTEMBER 30, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(37)	$16	$—	$8	$(13)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4)	(41)	—	—	(45)
Proceeds from sales of assets	—	22	—	—	22

Net cash provided by (used for) investing activities	(4)	(19)	—	—	(23)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,598	—	—	—	1,598
Payment of financing costs	(54)	—	—	—	(54)
Loans to parent companies	(3)	—	—	—	(3)
Repayments on long-term debt	(1,584)	—	—	—	(1,584)
Borrowings on revolving credit facility	907	—	—	—	907
Payments on revolving credit facility	(823)	—	—	—	(823)

Net cash provided by (used for) financing activities	41	—	—	—	41

Effect of exchange rate changes on cash and cash equivalent	—	3	—	—	3

Net increase (decrease) in cash and cash equivalents	—	—	—	8	8
Cash and cash equivalents at beginning of period	1	—	2	—	3

Cash and cash equivalents at end of period	$1	$—	$2	$8	$11

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

Trends in Our Business

North American printing paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the first three quarters of 2010, North American printing paper demand increased compared to the first three quarters of 2009. This was a result of decreased advertising spending and magazine and catalog circulation during the first three quarters of 2009 largely attributable to general economic factors and inventory reductions by customers. As a result of the higher demand, our market-related downtime in the first three quarters of 2010 declined to 39,000 tons, with no market-related downtime in the third quarter of 2010, from 411,000 tons of market-related downtime in the first three quarters of 2009. We will consider the need for market-related downtime from time to time based on market conditions.

Coated paper production capacity in North America was lower during the first three quarters of 2010 compared to the first three quarters of 2009, primarily as a result of North American capacity closures.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. As a result of announced price increases, which began to take effect in the third quarter of 2010 and are expected to continue into the fourth quarter, we believe average prices for coated paper will increase during the fourth quarter of 2010 compared to the first three quarters of 2010.

In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufacturers have been subsidized by their governments in violation of U.S. trade laws. In September 2010, the Department of Commerce announced final antidumping and countervailing duty margins, replacing the preliminary margins announced earlier this year. On October 22, 2010, the International Trade Commission determined by unanimous vote that imports of coated paper from China and Indonesia threaten material injury to U.S. producers and workers. The decision will allow the Department of Commerce to impose duties to offset the threat of dumping and government subsidies. These duties will remain in effect for five years, subject to annual administrative reviews. Approximately 17% of our net sales are directly related to the products covered by the duties.

Additional First-Lien Notes Issuance

In February 2010, we issued an additional $70 million in aggregate principal amount of 11.375% senior secured notes due 2014 (the “Additional First-Lien Notes”) in a private placement. The Additional First-Lien Notes have the same terms as the existing $1.7 billion 11.375% first-lien senior secured notes.

Results of Operations

The following tables set forth our historical results of operations for the third quarter and three quarters ended September 30, 2010. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt and equity activity and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Third Quarter 2010 Compared to Third Quarter 2009

	NewPage Holding
	Third Quarter Ended Sept. 30,
	2010		2009
(in millions)	$	%	$	%
Net sales	943	100.0	791	100.0
Cost of sales	886	93.8	785	99.2
Selling, general and administrative expenses	41	4.4	47	5.9
Interest expense	97	10.3	199	25.2
Other (income) expense, net	(10)	(1.0)	(93)	(11.7)

Income (loss) before income taxes	(71)	(7.5)	(147)	(18.6)
Income tax (benefit)	—	—	(10)	(1.3)

Net income (loss)	(71)	(7.5)	(137)	(17.3)
Net income (loss)—noncontrolling interests	—	—	1	0.2

Net income (loss) attributable to the company	(71)	(7.5)	(138)	(17.5)

Supplemental Information
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)	$106		$140

Net sales for the third quarter of 2010 were $943 million compared to $791 million for the third quarter of 2009, an increase of $152 million or 19%. Net sales were affected primarily by higher sales volume of core paper ($146 million) compared to the third quarter of 2009. Core volume is principally coated freesheet, coated groundwood and supercalendered paper products sold in North America. Average core paper prices decreased to $875 per ton in the third quarter of 2010 compared to $886 per ton in the third quarter of 2009. Core paper sales volume increased to 939,000 tons in the third quarter of 2010 compared to 769,000 tons in the third quarter of 2009 as a result of decreased advertising spending and magazine and catalog circulation during the third quarter of 2009 largely attributable to general economic factors and inventory reductions by customers. We took 101,000 tons of market-related downtime in the third quarter of 2009. We did not take any market-related downtime during the third quarter of 2010. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the third quarter of 2010 was $886 million compared to $785 million for the third quarter of 2009, an increase of $101 million, or 13%. The increase was primarily a result of higher core paper sales volume ($121 million), partially offset by lower sales volumes of other non-core paper and the elimination of market-related downtime in the third quarter of 2010. Gross margin for the third quarter of 2010 was 6.2% compared to 0.8% for the third quarter of 2009, primarily as a result of higher core paper sales volumes and the effects of not taking market-related downtime. Maintenance expense at our mills increased to $73 million in the third quarter of 2010 from $66 million in the third quarter of 2009, as a result of higher costs for scheduled annual maintenance shutdowns.

Selling, general and administrative expenses decreased to $41 million for the third quarter of 2010 from $47 million for the third quarter of 2009, primarily from lower costs resulting from cost reduction initiatives and lower pension expense. As a percentage of net sales, selling, general and administrative expenses improved in the third quarter of 2010 to 4.4% from 5.9% in the third quarter of 2009.

Interest expense for the third quarter of 2010 was $97 million compared to $199 million for the third quarter of 2009. Interest expense for NewPage for the third quarter of 2010 was $93 million compared to $194 million for the third quarter of 2009, primarily as a result of a charge of $133 million on the refinancing of debt and related transactions in the third quarter of 2009, partially offset by higher interest rates and higher debt levels in the third quarter of 2010.

Other (income) expense was $(10) million for the third quarter of 2010 and $(93) million for the third quarter of 2009. Included in other (income) expense in the third quarter of 2010 and 2009 was $(9) million and $(94) million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the third quarter of 2010 and 2009 was zero and $(10) million. Income tax expense (benefit) for NewPage for the third quarter of 2010 and 2009 was zero and $(5) million. For the third quarter of 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the third quarter ended September 30, 2010 and 2009, we allocated zero and $(4) million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. For the third quarter ended September 30, 2010 and 2009, for NewPage, we allocated zero and $(8) million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. The amounts for the third quarter of 2009 reflect the reclassification to income tax (benefit) of all amounts previously allocated to other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in the third quarter ended September 30, 2009 was a tax benefit of $12 million, reflecting the decreases to our state deferred tax liabilities as a result of changes in our distribution channels that have occurred as part of our integration with SENA.

Net income (loss) attributable to NewPage Holding was $(71) million in the third quarter of 2010 compared to $(138) million in the third quarter of 2009. Net income (loss) attributable to NewPage was $(67) million in the third quarter of 2010 compared to $(138) million in the third quarter of 2009. The improvements were primarily a result of higher core paper sales volume and lower interest expense, partially offset by lower other income recognized from the alternative fuel mixture tax credits.

Adjusted EBITDA was $106 million for the third quarter of 2010 compared to $140 million for the third quarter of 2009. See “Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

Three Quarters 2010 Compared to Three Quarters 2009

	NewPage Holding
	Three Quarters Ended Sept. 30,
	2010		2009
(in millions)	$	%	$	%
Net sales	2,650	100.0	2,249	100.0
Cost of sales	2,648	99.9	2,261	100.5
Selling, general and administrative expenses	148	5.6	142	6.3
Interest expense	295	11.1	343	15.3
Other (income) expense, net	(13)	(0.5)	(218)	(9.7)

Income (loss) before income taxes	(428)	(16.1)	(279)	(12.4)
Income tax (benefit)	1	0.1	(20)	(0.9)

Net income (loss)	(429)	(16.2)	(259)	(11.5)
Net income (loss)—noncontrolling interests	—	—	4	0.2

Net income (loss) attributable to the company	(429)	(16.2)	(263)	(11.7)

Supplemental Information
Adjusted EBITDA	$131		$344

Net sales for the first three quarters of 2010 were $2,650 million compared to $2,249 million for the first three quarters of 2009, an increase of $401 million, or 18%. Net sales were affected primarily by higher sales volume of core paper ($465 million) and higher sales volume and higher average prices of other non-core paper, partially offset by lower average core paper prices ($189 million) in the first three quarters of 2010 compared to the first three quarters of 2009. Average core paper prices decreased to $862 per ton in the first three quarters of 2010 compared to $924 per ton in the first three quarters of 2009. Core paper sales volume increased to 2,599,000 tons in the first three quarters of 2010 compared to 2,126,000 tons in the first three quarters of 2009. This can be attributed to the decreased advertising spending and magazine and catalog circulation during the first three quarters of 2009 largely attributable to general economic factors and inventory reductions by customers. We took 39,000 tons of market-related downtime in the first three quarters of 2010 compared to 411,000 tons of market-related downtime in the first three quarters of 2009.

Cost of sales for the first three quarters of 2010 was $2,648 million compared to $2,261 million for the first three quarters of 2009, an increase of $387 million, or 17%. The increase was primarily a result of higher core paper sales volume ($357 million) and higher volumes of other non-core paper, partially offset by lower levels of market-related downtime. During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $4 million for employee-related costs in cost of sales. Gross margin (loss) for the first three quarters of 2010 was 0.1% compared to (0.5)% for the first three quarters of 2009. Maintenance expense at our mills increased to $230 million in the first three quarters of 2010 from $208 million in the first three quarters of 2009, as a result of higher costs for scheduled annual maintenance shutdowns.

Selling, general and administrative expenses increased to $148 million for the first three quarters of 2010 from $142 million for the first three quarters of 2009, primarily as a result of $14 million higher non-cash stock compensation expense and $6 million in employee-related costs, primarily associated with certain former executive officers, during the first three quarters of 2010, partially offset by the benefits from cost reduction initiatives, lower pension expense and lower integration costs. As a percentage of net sales, selling, general and administrative expenses improved in the first three quarters of 2010 to 5.6% from 6.3% in the first three quarters of 2009.

Interest expense for the first three quarters of 2010 was $295 million compared to $343 million for the first three quarters of 2009. Interest expense for NewPage for the first three quarters of 2010 was $282 million compared to $328 million for the first three quarters of 2009, primarily as a result of a charge of $133 million on the refinancing of debt and related transactions in the third quarter of 2009 partially offset by higher interest rates on outstanding debt and higher levels of outstanding debt during 2010.

Other (income) expense was $(13) million for the first three quarters of 2010 and $(218) million for the first three quarters of 2009. Included in other (income) expense in the first three quarters of 2010 and 2009 was $(22) million and $(214) million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the first three quarters of 2010 and 2009 was $1 million and $(20) million. Income tax expense (benefit) for NewPage for the first three quarters of 2010 and 2009 was $1 million and $(15) million. For the first three quarters of 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For the first three quarters ended September 30, 2010 and 2009, we allocated zero and $7 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. For the first three quarters ended September 30, 2010 and 2009, for NewPage, we allocated zero and $3 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. The amounts for the first three quarters of 2009 reflect the reclassification to income tax (benefit) of all amounts previously allocated to other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in the first three quarters ended September 30, 2009 was a tax benefit of $12 million, reflecting the decreases to our state deferred tax liabilities as a result of changes in our distribution channels that have occurred as part of our integration with SENA.

Net income (loss) attributable to NewPage Holding was $(429) million in the first three quarters of 2010 compared to $(263) million in the first three quarters of 2009. Net income (loss) attributable to NewPage was $(416) million in the first three quarters of 2010 compared to $(253) million in the first three quarters of 2009. The decreases were primarily a result of lower average sales prices and lower other income recognized for the alternative fuel mixture tax credits, partially offset by higher core paper sales volume and lower interest expense.

Adjusted EBITDA was $131 million for the first three quarters of 2010 compared to $344 million for the first three quarters of 2009. See “Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA

EBITDA is defined as net income (loss) attributable to the company before interest expense, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA are not measures of our performance under U.S. GAAP, are not intended to represent net income (loss) attributable to the company, and should not be used as an alternative to net income (loss) attributable to the company as an indicator of performance. EBITDA and Adjusted EBITDA are shown because they are a basis upon which our management assesses performance and are primary components of certain covenants under our revolving credit facility. In addition, our management believes EBITDA and Adjusted EBITDA are useful to investors because they and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA and Adjusted EBITDA instead of net income (loss) attributable to the company has limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss) attributable to the company to EBITDA and Adjusted EBITDA:

	NewPage Holding
	Third Quarter Ended Sept. 30,		Three Quarters Ended Sept. 30,
(in millions)	2010	2009	2010	2009
Net income (loss) attributable to the company	$(71)	$(138)	$(429)	$(263)
Interest expense	97	199	295	343
Income tax (benefit)	—	(10)	1	(20)
Depreciation and amortization	68	69	203	208

EBITDA	94	120	70	268

Equity awards	2	1	21	7
(Gain) loss on disposal and impairment of assets	1	1	9	5
Non-cash U.S. pension expense	9	12	26	37
Integration and related severance costs	1	3	5	24
Other	(1)	3	—	3

Adjusted EBITDA	$106	$140	$131	$344

Liquidity and Capital Resources

Available Liquidity

As of September 30, 2010, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base ($387 million as of September 30, 2010).

As of September 30, 2010, we had $117 million available for borrowing in excess of the $50 million required minimum, after reduction for $100 million in outstanding letters of credit and $120 million in outstanding borrowings under the revolving credit facility. We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. Our revolving credit facility matures on October 2, 2011 unless we repay or refinance our second-lien notes by July 4, 2011, in which case the revolving credit facility matures on December 21, 2012. We anticipate seeking to extend or refinance the revolving credit facility prior to its maturity and/or refinancing our second-lien notes. We believe our cash flow from operations, proceeds from the sale of nonstrategic assets, available borrowings under our existing or a replacement revolving credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations, that we will be able to complete the sale of nonstrategic assets or that future borrowings will be available to us under our existing or a replacement revolving credit facility in an amount sufficient to enable us to fund our liquidity needs.

Aggregate indebtedness as of September 30, 2010 totaled $3,490 million, which includes $3,271 million at NewPage. Beginning in 2012, our debt service requirements will substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance our indebtedness prior to that time or retire portions of our indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as continued access to the capital markets as may be necessary to refinance our existing indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $(91) million during the first three quarters of 2010 compared to $(13) million during the first three quarters of 2009. The reduction in cash provided by (used for) operating activities was primarily the result of the expiration of the alternative fuel mixture tax credit at the end of 2009, for which we received cash payments of $198 million during the first three quarters of 2009, as well as higher cash requirements for interest and the settlement of interest rate swaps in 2010, partially offset by improvements in working capital. Investing activities in the first three quarters of 2010 include $49 million for capital expenditures and the receipt of $12 million of proceeds from the sales of assets. Financing activities in the first three quarters of 2010 included the issuance of $70 million of additional First-Lien Notes (proceeds of $67 million) used to repay existing borrowings under the revolving credit facility and for general corporate purposes and $68 million of net borrowings under the revolving credit facility.

Capital Expenditures

Capital expenditures were $49 million and $45 million for the first three quarters ended September 30, 2010 and 2009.

Financial Discussion

During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized charges for employee-related costs of $4 million in cost of sales and $6 million in selling, general and administrative expenses. During the first three quarters of 2010, we continued to achieve cost savings from production and operating efficiencies and other restructuring activities. We also continued evaluating ways to raise capital through the issuance and refinancing of debt and through the sale of nonstrategic assets.

On November 3, 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, completed the sale of certain assets, including a boiler at the Port Hawkesbury, Nova Scotia mill, to Nova Scotia Power Inc. (“NSPI”) for a cash sales price of Canadian $80 million. In addition, NSPI and NPPH have entered into an engineering, procurement and construction contract for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately Canadian $93 million. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI. NPPH is required to post $10 million of letters of credit under these arrangements in 2010 and an additional $5 million in 2011.

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”). The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. On November 1, 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70 million. The closing of the transaction is subject to completion of the CWPCO Utility sale and regulatory approval. These transactions are not expected to close in 2010. We continue to hold and operate the assets in the normal course of our operations.

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market. We are monitoring the effects of our underfunded pension plans on our minimum pension funding requirements and pension expense for future periods. We currently do not anticipate material increases in our minimum funding requirements during the remainder of 2010 or 2011.

The Environmental Protection Agency released a proposed rule in June 2010, which provides for new Industrial Boiler Maximum Achievable Control Technology (MACT) standards to regulate emissions of hazardous air pollutants. The rule as proposed would impose new emission limits for solid fuel-fired boilers and is expected to be finalized in 2011 with compliance expected by early 2014. As proposed, we could be required to make significant capital expenditures on emission control equipment at our mills to comply with the rule. In addition, our mills would likely incur increased operating expenses associated with compliance and operation of the new control equipment. We will complete our evaluation following finalization of the rule and a review of our mills relative to the proposed new standards. We, along with others, have commented on the proposed rule and expect revisions to the final form.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2010 and December 31, 2009, $564 million and $484 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at September 30, 2010 and December 31, 2009, would be $6 million and $5 million.

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

Management, with the participation of our chief executive officer and chief financial officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended September 30, 2010. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In September 2010, the Department of Commerce announced final antidumping and countervailing duty margins, replacing the preliminary margins announced earlier this year. On October 22, 2010, the International Trade Commission determined by unanimous vote that imports of coated paper from China and Indonesia threaten material injury to U.S. producers and workers. The decision will allow the Department of Commerce to impose duties to offset the threat of dumping and government subsidies. These duties will remain in effect for five years, subject to annual administrative reviews.

ITEM 5.	OTHER INFORMATION

On November 1, 2010, Consolidated Water Power Company, an indirect wholly-owned subsidiary of NewPage, entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70 million. The closing of the transaction is subject to completion of a separate sale of utility assets and regulatory approval. These transactions are not expected to close in 2010.

On November 3, 2010, NewPage Port Hawkesbury Corp., an indirect wholly-owned subsidiary of NewPage, completed the sale of certain assets, including a boiler at the Port Hawkesbury, Nova Scotia mill, to Nova Scotia Power Inc. for a cash sales price of Canadian $80 million. An amending agreement was entered into in conjunction with the closing to address certain closing issues.

ITEM 6.      EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated as of September 1, 2010 between NewPage Corporation and Laszlo M. Lukacs

10.2	Third Amendment to Revolving Credit and Guaranty Agreement and First Amendment to Pledge and Security Agreement, dated as of October 15, 2010 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 21, 2010)

10.3	Asset Sale Agreement dated as of November 1, 2010 between Consolidated Water Power Company and Great Lakes Utilities

10.4	Amending Agreement dated November 3, 2010 between NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION	NEWPAGE CORPORATION

By: /s/ David J. Prystash	By: /s/ David J. Prystash
David J. Prystash	David J. Prystash
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)
Date: November 4, 2010	Date: November 4, 2010