Form 10-K
period 2010-12-31
NewPage Holding CORP; NewPage CORP
filed 2011-02-17
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2010

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

The aggregate market value of NewPage Holding Corporation and NewPage Corporation common stock held by non-affiliates were each $0 as of June 30, 2010.

The number of shares of each Registrant’s Common Stock, par value $0.01 per share, as of February 11, 2011:

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

FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

—	our substantial level of indebtedness

—	our ability to obtain additional financing or refinance our indebtedness may be limited

—	changes in the supply of, demand for, or prices of our products

—	general economic and business conditions in the United States, Canada and elsewhere

—	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms

—	the activities of competitors, including those that may be engaged in unfair trade practices

—	changes in significant operating expenses, including raw material and energy costs

—	changes in currency exchange rates

—	changes in the availability of capital

—	changes in the regulatory environment, including requirements for enhanced environmental compliance

—	the other factors described herein under “Risk Factors”

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

General

We believe that we are the largest coated paper manufacturer in North America, based on production capacity. Coated paper is used primarily in media and marketing applications, such as high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts, catalogs and textbooks. For the year ended December 31, 2010, we had net sales of $3.6 billion.

We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada. These mills, along with our distribution centers, are strategically located near major print markets, such as New York, Chicago, Minneapolis and Atlanta. As of December 31, 2010, our mills have total annual production capacity of approximately 4.4 million short tons of paper, including approximately 3.1 million short tons of coated paper, approximately 1.1 million short tons of uncoated paper and approximately 200,000 short tons of specialty paper. On December 8, 2010, we announced a plan to permanently close the Whiting, Wisconsin paper mill, which includes two paper machines, by the end of February 2011. The Whiting mill has annual production capacity of approximately 250,000 short tons of coated paper.

We have long-standing relationships with many leading publishers, commercial printers, retailers and paper merchants. Our key customers include Condé Nast Publications, The McGraw-Hill Companies, Meredith Corporation, News America Group, Pearson Education, Rodale Inc. and Time Inc. in publishing; Quad/Graphics and R.R. Donnelley & Sons Company in commercial printing; Sears Holdings Corporation and Williams-Sonoma, Inc. in retailing; and paper merchants Lindenmeyr, a division of Central National-Gottesman Inc., Unisource Worldwide, Inc. and xpedx, a division of International Paper Company. Key customers for specialty paper products include Avery Dennison Corporation and Vacumet Corp.

On December 21, 2007, NewPage acquired all of the issued and outstanding common stock of SENA from SEO. We acquired SENA in order to enable us to remain competitive in the marketplace, serve our customers more efficiently and achieve synergies from the Acquisition. The Acquisition more than doubled our production capacity and broadened our product line. In connection with the Acquisition, SEO acquired approximately 20% of the equity in NewPage Group.

Organization

The following chart shows our organizational structure and ownership as of February 11, 2011. Except as indicated below, each entity in the chart owns 100% of the equity interests of the entity appearing immediately below it.

(1)	Excludes common stock that may be issued upon exercise of options outstanding or that may be granted under the NewPage Group Equity Incentive Plan.

Industry Overview

The North American paper industry is cyclical and prices for paper, like other cyclical products, are largely affected by the relation of demand to available supply.

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. Advertising spending and magazine and catalog circulation tend to rise when GDP in the United States is robust and typically decline in a sluggish economy. During 2010, North

American printing paper demand increased compared to 2009. This was a result of a recovery of advertising spending and magazine and catalog circulation during 2010 following a decline in 2009 attributable to weak economic factors and inventory reductions by customers. North American customers purchased approximately 10 million short tons of coated paper in 2010 compared with approximately 9 million short tons of coated paper in 2009.

In North America, coated paper supply is determined by both local production and imports, principally from Europe and Asia. Imports have become a structural part of the North American coated paper marketplace. The volume of coated paper imports from Europe and Asia is a function of worldwide supply and demand for coated paper, the exchange rate of the U.S. dollar relative to other currencies, especially the Euro, market prices in North America and other markets and the cost of ocean-going freight. From January 2008 through December 2010, mills and machines in North America with gross coated paper capacity of more than 2 million tons have been closed or aligned to produce other types of paper. In addition, the industry has also taken significant levels of market-related downtime and temporary shutdowns, especially during 2008 and 2009.

Products

Our portfolio of paper products includes coated freesheet, coated groundwood, supercalendered, newsprint and specialty papers. Specialty papers are primarily used in labels and packaging. We believe that we offer the broadest coated paper product selection of any North American paper manufacturer. We also sell uncoated paper and market pulp. Our brands are some of the most recognized brands in the industry. Substantially all of our 2010 sales were within North America and approximately 92% were within the United States. Our principal product is coated paper, which represented approximately 80% of our net sales for the year ended December 31, 2010.

Coated Paper

We believe that we are the largest coated paper manufacturer in North America based on production capacity. As of December 31, 2010, our mills have total annual production capacity of approximately 3.1 million short tons of coated paper. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Coated paper has a higher level of smoothness than uncoated paper. Increased smoothness is typically achieved by applying a clay-based coating on the surface of the paper and processing that paper under heat and pressure. As a result, coated paper achieves higher reprographic quality and printability.

Coated paper consists of both coated freesheet and coated groundwood, which generally differ in price and quality. The chemically-treated pulp used in freesheet applications produces brighter and smoother paper than the mechanical pulp used in groundwood papers. Coated freesheet papers comprised 58% of the coated paper we produced in 2010. We produce coated freesheet papers in No. 1, No. 2 and No. 3 grades for higher-end uses such as corporate annual reports and high-end advertising, as well as coated one-side paper (C1S), which is used primarily for label and specialty applications.

Coated groundwood papers, which represented 42% of the coated paper we produced in 2010, are typically lighter and less expensive than our coated freesheet products. We produce coated groundwood papers in No. 3, No. 4 and No. 5 grades for use in applications requiring lighter paper stock such as magazines, catalogs and inserts.

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

Manufacturing

We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada. All of these paper mills are at least partially-integrated mills, meaning that they produce paper, pulp and energy. Most of the energy produced at these mills is for internal use. As of December 31, 2010, our mills have total annual production capacity of approximately 4.4 million short tons of paper, including approximately 3.1 million short tons of coated paper, approximately 1.1 million short tons of uncoated paper and approximately 200,000 short tons of specialty paper. With the exception of our Port Hawkesbury, Nova Scotia, mill, all of our long-lived assets are located within the United States. The following table lists the paper products produced at each of our mills, as well as each mill’s approximate annual paper capacity, as of December 31, 2010:

Mill Location	Products	Paper Capacity (short tons/year)
Biron, Wisconsin	Coated paper	400,000
Duluth, Minnesota	Supercalendered paper	250,000
Escanaba, Michigan	Coated, specialty and uncoated paper	780,000
Luke, Maryland	Coated paper	510,000
Port Hawkesbury, Nova Scotia	Supercalendered paper and newsprint	600,000
Rumford, Maine	Coated paper	550,000
Stevens Point, Wisconsin	Specialty paper	180,000
Whiting, Wisconsin	Coated paper	250,000
Wickliffe, Kentucky	Coated, specialty and uncoated paper	290,000
Wisconsin Rapids, Wisconsin	Coated paper	560,000

On December 8, 2010, we announced a plan to permanently close the Whiting, Wisconsin paper mill, which includes two paper machines, by the end of February 2011.

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

Paper production is energy intensive. During 2010, we produced approximately 50% of our energy requirements by means of biomass-related fuels, which included black liquor, wood waste and bark. The energy we purchased from outside suppliers consisted of natural gas, fuel oil, steam, petroleum coke, tire-

derived fuel, coal and a portion of our electricity. The majority of our coal needs are purchased under long-term supply contracts, while the other purchased fuels are priced based on current market rates. We periodically enter into fixed-priced contracts or financial hedges for a portion of our estimated future natural gas requirements.

Our wholly-owned subsidiary, Consolidated Water Power Company, or CWPCo, provides energy to our mills in central Wisconsin. CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial and light industrial customers. See Note 15 to the consolidated financial statements.

On November 3, 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, completed the sale of certain assets, including a boiler and land at the Port Hawkesbury, Nova Scotia mill, to Nova Scotia Power Inc. (“NSPI”) for a cash sales price of $79 million. In addition, NSPI and NPPH have entered into an engineering, procurement and construction contract for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately C$93 million. All costs of construction up to C$93 million will be paid or reimbursed by NSPI. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for and under the control of NSPI for an initial period of 25 years plus the period prior to completion of the turbine, with three automatic five-year renewal terms, unless notice of termination is given. See Note 8 to the consolidated financial statements.

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

The primary sources of wood fiber are timber and its byproducts, such as wood chips. We are a party to various fiber supply agreements to supply our mills with hardwood, softwood, aspen pulpwood and wood chips. These agreements require the counterparty to sell to the mills, and require the mills to purchase, a designated minimum number of tons of pulpwood and wood chips during the specified terms of the arrangement, which have various expiration dates from December 31, 2011 to December 31, 2053. The aggregate annual purchase requirement under these agreements is approximately 3 million tons in 2011, approximately 2 million tons per year from 2012 to 2015, approximately 1 million tons per year from 2016 to 2021 and approximately 300,000 tons per year from 2022 to 2026. In 2021, all of the agreements terminate with the exception of an agreement with respect to our Rumford, Maine, mill, which terminates in 2053. For all of the pulpwood agreements, we may purchase a substantial portion of any additional pulpwood harvested by the counterparty during each year. The prices to be paid under these agreements are determined by formulas based upon market prices in the relevant regions and are subject to periodic adjustments based on procedures stipulated in each agreement. The amount of timber we receive under these agreements has varied, and is expected to continue to vary, according to the price and supply of wood fiber for sale on the open market and the harvest levels the timberland owners deem appropriate in the management of the timberlands.

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

Customers

We have long-standing relationships with many leading publishers, commercial printers, retailers and paper merchants. Our ten largest customers accounted for approximately half of our net sales for 2010. Our key customers include Condé Nast Publications, The McGraw-Hill Companies, Meredith Corporation, News America Group, Pearson Education, Rodale Inc. and Time Inc. in publishing; Quad/Graphics and R.R. Donnelley & Sons Company in commercial printing; Sears Holdings Corporation and Williams-Sonoma, Inc. in retailing; and paper merchants Lindenmeyr, a division of Central National-Gottesman Inc., Unisource Worldwide, Inc. and xpedx, a division of International Paper Company. Key customers for specialty paper products include Avery Dennison Corporation and Vacumet Corp.

During 2010, xpedx and Unisource accounted for 18% and 12% of net sales. No other customer accounted for more than 10% of our 2010 net sales.

Sales, Marketing and Distribution

We sell our paper products primarily in the United States and Canada, using three sales channels:

—	direct sales, which consist of sales made directly to end-use customers, primarily large companies such as publishers, printers and retailers

—	merchant sales, which consist of sales made to paper merchants and brokers, who in turn sell to end-use customers

—	specialty sales, which consist of sales made to packaging and label manufacturers

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

Our primary competitors for coated paper are AbitibiBowater Inc., Appleton Coated LLC, Sappi Limited, UPM-Kymmene Corporation and Verso Paper, Inc., as well as imports from Korea and Europe. Our primary competitors for supercalendered paper are AbitibiBowater Inc., Catalyst Paper Corporation and Irving Paper Ltd. Our primary competitors for newsprint are AbitibiBowater Inc. and Catalyst Paper Corporation.

The competition in the specialty paper category is diverse and highly fragmented, varying by product end use. Our primary competitors for specialty paper products are Boise Cascade LLC, Dunn Paper Inc., Fraser Papers Inc., International Paper Company, UPM-Kymmene Corporation and Wausau Paper Corp.

Some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia were dumping their products in the United States and that these manufacturers had been subsidized by their governments in violation of U.S. trade laws. In September 2010, the U.S. Department of Commerce announced final antidumping and countervailing duty margins, and on October 22, 2010, the International Trade Commission determined by unanimous vote that imports of coated paper from China and Indonesia threaten material injury to U.S. producers and workers. The decision allows the U.S. Department of Commerce to impose duties to offset the threat of dumping and government subsidies. These duties will remain in effect for five years, subject to annual administrative reviews.

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

Employees

As of December 31, 2010, we had approximately 7,300 employees. Approximately 70% of our employees were represented by labor unions, principally by the United Steelworkers; the International Brotherhood of Electrical Workers; the Communications, Energy and Paperworkers Union of Canada; the International Association of Machinists and Aerospace Workers; the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada; the Teamsters, Chauffeurs, Warehousemen and Helpers; and the Office & Professional Employees’ International Union.

We have 16 collective bargaining agreements, of which 13 have expired and are under negotiation. The mills with expired contracts are operating under the terms of the previous agreements and include our mills in Kentucky, Maine, Michigan, Wisconsin and Nova Scotia. The remaining collective bargaining agreements expire through January 2013.

We have not experienced any work stoppages or employee-related problems that had a material effect on our operations over the last five years. We consider our employee relations to be good. Our Port Hawkesbury, Nova Scotia, mill was closed from December 2005 until October 2006, before our ownership of the mill, due to a labor dispute.

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

We handle and dispose of wastes arising from our mill operations, including by the operation of a number of landfills. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of these mills, landfills, or at another location where we have disposed of, or arranged for the disposal of, waste. While we believe, based upon current information, that we are in substantial compliance with applicable environmental laws and regulations, we could be subject to potentially significant fines or penalties for failing to comply with environmental laws and regulations. MeadWestvaco Corporation and SEO have separately agreed to indemnify us for certain environmental liabilities related to the properties acquired from them, subject to certain limitations. We agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations.

Compliance with environmental laws and regulations is a significant factor in our business and may require significant capital or operating expenditures over time as environmental laws or regulations, or interpretation thereof, change or the nature of our operations require us to make significant additional expenditures. The U.S. Environmental Protection Agency (“EPA”) released a proposed rule in June 2010, which provides for new Industrial Boiler Maximum Achievable Control Technology (MACT) standards to regulate emissions of hazardous air pollutants. The rule as proposed would impose new emission limits for solid fuel-fired boilers. As proposed, we could be required to make significant capital expenditures on emission control equipment at our mills to comply with the rule. In addition, our mills would likely incur increased operating expenses associated with compliance and operation of the new control equipment. We will complete our evaluation following finalization of the rule and a review of our mills relative to the proposed new standards. The U.S. EPA is still evaluating responses to the proposed rules and has delayed the proposed effective date. In June 2010 the U.S. EPA also proposed a companion rule to the proposed Boiler MACT rule that defines materials combusted as either fuels or waste. A unit combusting materials defined to be waste will be classified as an incinerator and will be subject to U.S. Environmental Protection Agency rules addressing incinerators. Our units are currently not subject to the incinerator standards. If some of the materials currently being burned are determined to be waste, capital expenditures may be incurred for new control equipment or increased operating expenses may be incurred for replacing these materials with higher-cost fuels. This rule is expected to be finalized in conjunction with the finalization of the Boiler MACT rule. We, along with others, have commented on the proposed rules and expect revisions to the final forms. Final rules are expected to be available during the first quarter of 2011.

We expect the required capital expenditures would be incurred during 2012 and 2013 in advance of the potential 2014 compliance date. We did not incur any capital expenditures in 2010 to maintain compliance with applicable environmental laws and regulations or to meet new regulatory requirements. We expect to incur capital expenditures of approximately $3 million in 2011 in order to maintain compliance with current applicable environmental laws and regulations. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

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

We have substantial indebtedness. As of December 31, 2010, we had $3,469 million of total indebtedness, of which $92 million consisted of borrowings under our revolving credit facility (excluding letters of credit), and we had up to $141 million available for borrowing under our revolving credit facility (after deducting for $105 million in outstanding letters of credit and not taking into account any borrowing base limitations). Total indebtedness for NewPage was $3,245 million at December 31, 2010. We may incur additional indebtedness subject to restrictions in our existing debt instruments. If additional debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could intensify.

The revolving credit facility for $470 million of the commitment matures upon the first to occur of (i) December 21, 2012 and (ii) the later of (a) March 1, 2012 and (b) the earliest date that is 61 days prior to the scheduled maturity date of the first-lien notes and the second-lien notes, and any refinancing thereof. If we do not repay or refinance our second-lien notes by December 2, 2011, the revolving credit facility for this portion of the commitment would mature on March 1, 2012. For the remaining $30 million of the commitment, the revolving credit facility matures upon the first to occur of (i) December 21, 2012 and (ii) the earliest date that is 181 days prior to the scheduled maturity date of the senior secured notes, senior subordinated notes, the NewPage Holding PIK notes, and any refinancing thereof. If we do not repay or refinance our second-lien notes by July 4, 2011, the revolving credit facility for this portion of the commitment would mature on October 2, 2011. The First-Lien Notes mature on the earlier of (i) December 31, 2014 or (ii) the date that is 31 days prior to the maturity date of the second-lien notes, the senior subordinated notes, the NewPage Holding PIK notes or any refinancing thereof. The Second-Lien Notes mature on May 1, 2012. The senior subordinated notes mature on May 1, 2013. The NewPage Holding PIK Notes mature on November 1, 2013.

Our substantial indebtedness could have important consequences, including the following:

—	it may be more difficult for us to satisfy our obligations with respect to our outstanding indebtedness

—	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired

—	we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, which reduces the funds available to us for other purposes

—	we are more vulnerable to economic downturns and adverse industry conditions

—

our ability to capitalize on business opportunities and to react to competitive pressures and changes in our industry as compared to our competitors may be compromised due to our high level of indebtedness

—	our ability to refinance our indebtedness may be limited

In addition, we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

—	sales of assets

—	reduction or delay of capital expenditures

—	sales of equity

—	negotiations with our lenders to restructure the applicable debt

—	cash equity contributions from our controlling equity owner or others

—	commencement of voluntary bankruptcy proceedings

Our debt instruments may restrict, or market or business conditions may limit, our ability to use some of our options.

A portion of our debt bears interest at variable rates. If market interest rates increase, it could adversely affect our cash flow, compliance with our debt covenants or the amount of our cash interest payments.

As of December 31, 2010, we had $541 million of indebtedness consisting of borrowings that bear interest at variable rates, representing 16% of our total indebtedness. Variable-rate indebtedness at NewPage was $317 million at December 31, 2010, representing 10% of its total indebtedness. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow and compliance with our debt covenants. As of December 31, 2010, weighted average interest rates were 4.7% on borrowings under the revolving credit facility, 6.5% on the NewPage floating rate senior secured notes due 2012 and 7.4% on the NewPage Holding floating rate senior unsecured PIK Notes due 2013 (the “NewPage Holding PIK Notes”). Each one-eighth percentage-point change in LIBOR would result in a $0.3 million change in annual interest expense on the floating rate notes, a $0.3 million change in annual interest expense on the NewPage Holding PIK Notes and, assuming the entire revolving credit facility were drawn, a $0.6 million change in interest expense on the revolving credit facility, in each case, without taking into account any interest rate derivative agreements. While we may from time-to-time enter into agreements limiting our exposure to higher market interest rates, these agreements may not offer complete protection from this risk.

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

During 2010, we expended approximately $369 million to service our indebtedness as compared to approximately $305 million during 2009. For the year ended December 31, 2010, our interest expense was $393 million compared to $438 million for the year ended December 31, 2009, which included a loss on extinguishment of debt of $85 million and a reclassification adjustment of $48 million of unrealized losses on our interest rate swaps from accumulated other comprehensive income (loss). Interest expense for NewPage was $375 million for the year ended December 31, 2010 compared to $418 million for the year ended December 31, 2009. In addition, a substantial portion of our indebtedness matures in 2012. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to refinance on commercially reasonable terms or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms it could have a material adverse effect on our financial condition, the value of the outstanding debt and our ability to make any required cash payments under our indebtedness.

Our debt instruments impose significant operating and financial restrictions on us.

The indentures and other agreements governing our debt instruments impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

—	incur additional indebtedness or guarantee obligations

—	repay indebtedness prior to stated maturities

—	pay dividends or make certain other restricted payments

—	make investments or acquisitions

—	create liens or other encumbrances

—	transfer or sell certain assets or merge or consolidate with another entity

—	engage in transactions with affiliates

—	engage in certain business activities

In addition to the covenants listed above, our revolving credit facility, as amended, requires the maintenance of at least $50 million of borrowing availability at all times under the revolving credit facility and limits our ability to make capital expenditures. To the extent that NewPage’s unused borrowing availability under the revolving credit facility is below $50 million for 10 consecutive business days or $25 million for three consecutive business days, NewPage is required to comply with specified financial ratios and tests, including a minimum interest ratio and maximum senior and total leverage ratios and, subsequent to March 31, 2011, a fixed charge coverage ratio.

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

We cannot assure you that we will be in compliance with these covenants in the periods required or that we will be able to refinance the revolving credit facility in the event we cannot comply with the applicable covenants.

Lenders under our revolving credit facility may not fund their commitments.

Under the credit agreement governing our revolving credit facility, if a lender’s commitment is not honored, that portion of the lender’s commitment under the revolving credit facility will be unavailable to the extent that the lender’s commitment is not replaced by a new commitment from an alternate lender.

Lenders under our revolving credit facility are well-diversified. We currently anticipate that these lenders will participate in future requests for funding under our revolving credit facility. However, there can be no assurance that deterioration in the credit markets and overall economy will not affect the ability of our lenders to meet their funding commitments. Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated to the extent that consolidation of the commitments under our facilities or among its lenders were to occur.

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

Demand for printing and writing paper has declined due to general economic events and developments in alternative media. Further declines in demand could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions have had an adverse effect on the demand for our products since the second half of 2008. North American printing and writing paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. Starting in the second half of 2008, advertising and print media usage declined due to general economic conditions, as advertisers reduced spending on print advertising and publications ceased operations. Although advertising and print media usage began to increase during the second half of 2010, they have not returned to prior levels. As a result of lower demand, sales prices began to decline during the fourth quarter of 2008 and throughout much of 2009, until becoming relatively stable during the fourth quarter of 2009. Sales prices began to increase in the second half of 2010 as a result of an increase in demand over 2009 levels and capacity closures. Any further declines in demand as a result of the general economic environment or developments in alternative media could have a material adverse effect on our business, financial condition and results of operations.

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

—

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

—

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

—

Paper manufacturing is highly capital-intensive and a large portion of our and our competitors’ operating costs are fixed. Additionally, paper machines are large, complex systems that operate more efficiently when operated continuously. Consequently, we typically continue to run our machines whenever marginal revenue exceeds the marginal costs.

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

Most of the raw material, labor and other cost of sales at our Port Hawkesbury, Nova Scotia, mill are denominated in Canadian dollars. North American sales prices for the products produced at Port Hawkesbury are determined primarily by the U.S. dollar price per ton charged by U.S. producers. The U.S. dollar’s weakness against the Canadian dollar has periodically impaired the ability of the Port Hawkesbury mill to profitably compete in the U.S. market.

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

Our non-U.S. competitors may develop a competitive advantage over us and other U.S. producers if the U.S. dollar strengthens in comparison to the home currency of those competitors, if the home currency of those competitors (particularly in China) is maintained by their governments at a low value compared to the U.S. dollar, if those competitors receive governmental subsidies or incentives or if ocean shipping rates decrease. If any of these factors occur, imports may increase, which, in turn, would cause the supply of paper products available in the North American market to increase. An increased supply of paper could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the following factors will affect our ability to compete:

—	product availability

—	the quality of our products

—	our breadth of product offerings

—	our ability to maintain plant efficiencies and high operating rates and thus lower our average manufacturing costs per ton

—	our ability to provide customer service that meets customer requirements and our ability to distribute our products on time

—	costs to comply with environmental laws and regulations

—	our ability to produce products that meet customer requirements for the use of sustainable forestry principles, recycled content and environmentally friendly energy sources

—	the availability or cost of chemicals, wood, energy and other raw materials and labor

Furthermore, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.

We depend on a small number of customers for a significant portion of our business.

Our two largest customers, xpedx, a division of International Paper Company, and Unisource Worldwide, Inc. accounted for 18% and 12% of 2010 net sales. Our ten largest customers (including xpedx and Unisource) accounted for approximately 54% of 2010 net sales. The loss of, or significant reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

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

A significant portion of our paper is used in periodicals, catalogs, fliers and other promotional materials. Many of these materials are distributed through the mail. Future increases in the cost of postage could reduce the frequency of mailings, reduce the number of pages in advertising materials or cause advertisers to use alternate methods to distribute their advertising materials. Any of the foregoing could decrease the demand for our products, which could materially adversely affect our business, financial condition and results of operations.

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

We seek to run our paper machines and pulp mills on a nearly continuous basis for maximum efficiency. Any unplanned plant downtime at any of our paper mills results in unabsorbed fixed costs that negatively affect our results of operations. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, many of the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, tornadoes, forest fires and flooding. These natural disasters could disrupt the operation of our mills, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products or periods of rising costs, we may need to schedule market-related downtime, which could have a material adverse effect on our financial condition and results of operations. We took 39,000 tons of market-related downtime of coated paper during 2010 in response to lower customer demand and in an effort to manage our inventory levels of finished goods to match customer requirements.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws and regulations, as well as to enhance the efficiency of our operations. We expect to spend approximately $75 million in 2011 on capital expenditures. In addition, our revolving credit facility limits our ability to make capital expenditures. We anticipate that cash generated from operations will be sufficient to fund our operating needs and capital expenditures for the foreseeable future and that the revolving credit facility limitation will not impair our ability to make necessary investments in capital expenditures. However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all. If we cannot maintain or upgrade our facilities and equipment as we require or to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2010, we had approximately 7,300 employees. Approximately 70% of our employees were represented by labor unions. We have 16 collective bargaining agreements, of which 13 have expired and are under negotiation. The mills with expired contracts are operating under the terms of the previous agreements and include our mills in Kentucky, Maine, Michigan, Wisconsin and Nova Scotia. There can be no assurance that we will be able to enter into new agreements on acceptable terms or at all. The remaining collective bargaining agreements expire through January 2013. Our Port Hawkesbury, Nova Scotia, mill was closed from December 2005 until October 2006, before our ownership of the mill, due to a labor dispute.

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

Our operations are subject to a wide range of federal, state, provincial and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in our business and we may be subject to increased scrutiny and enforcement actions by regulators as a result of changes in federal or state administrations. We have made, and will continue to make, significant expenditures to comply with these requirements. Significant expenditures also could be required for compliance with any future laws or regulations relating to climate change, greenhouse gas emissions, cap-and-trade or other emissions. For example, in June 2010, the U.S. Environmental Protection Agency released a proposed rule which provides for new Industrial Boiler Maximum Achievable Control Technology standards to regulate emissions of hazardous air pollutants, which, if enacted as proposed, may require us to make significant capital expenditures at our mills in order to comply. In addition, we handle and dispose of wastes arising from our mill operations and operate a number of landfills to handle that waste. While we believe, based upon current information, that we are currently in substantial compliance with all applicable environmental laws and regulations, we could be subject to potentially significant fines, penalties or criminal sanctions for failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our paper mills or other locations where we have disposed of, or arranged for the disposal of, wastes. MeadWestvaco and SEO have separately agreed to indemnify us, subject to certain limitations, for certain environmental liabilities. There can be no assurance that MeadWestvaco or SEO will perform under any of their respective environmental indemnity obligations or that the indemnity will adequately cover us in the event of any environmental liabilities, which could have a material adverse effect on our financial condition and results of operations. Furthermore, we agreed to indemnify the purchaser of our carbonless paper business for certain environmental liabilities, subject to certain limitations. We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations, including claims due to human exposure to hazardous substances. Increasingly stringent environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

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

We incurred a net loss in each of the five years ended December 31, 2010. As of December 31, 2010, our accumulated deficit was $1,280 million and NewPage’s accumulated deficit was $1,178 million. In addition, SENA incurred a net loss in the year ended December 31, 2006 and the nine months ended September 30, 2007. If we are unable to generate net income in satisfactory amounts or at all, this may adversely affect our business.

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

On December 8, 2010, we announced that we would shut down the Whiting, Wisconsin paper mill by the end of February 2011. For a further discussion of these plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

ITEM 3.      LEGAL PROCEEDINGS

In April 2008, NewPage Wisconsin System Inc. (formerly Stora Enso North America Corp. and the successor by merger to Consolidated Papers, Inc.), along with several other defendants, was named as a defendant in Appleton Papers, Inc., et al. v. George A. Whiting Paper Co., et al (08-CV-00016-WCG) in the United States District Court for the Eastern District of Wisconsin, Green Bay Division. The plaintiffs sought to allocate among the defendants the cleanup costs and natural resource damages associated with the remediation of PCB contamination in the Lower Fox River and to require the defendants and the other responsible parties to pay for the upcoming remedial work and natural resource damages. The matter was dismissed in December 2009 following a motion for summary judgment by the defendants, but remains subject to appeal.

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

In September 2010, the U.S. Department of Commerce announced final antidumping and countervailing duty margins, replacing the preliminary margins announced earlier in 2010. On October 22, 2010, the International Trade Commission determined by unanimous vote that imports of coated paper from China and Indonesia threaten material injury to U.S. producers and workers. The decision will allow the U.S. Department of Commerce to impose duties to offset the threat of dumping and government subsidies. These duties will remain in effect for five years, subject to annual administrative reviews.

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

ITEM 4.      (REMOVED AND RESERVED)

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 11, 2011, NewPage Group was the sole holder of record of the shares of NewPage Holding’s common stock and NewPage Holding was the sole holder of record of the shares of NewPage’s common stock. There is no established public trading market for the common stock of NewPage Holding or NewPage. We have never paid or declared a cash dividend on the common stock of NewPage Holding or NewPage. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth summary financial data of NewPage Holding for each of the five years in the period ended December 31, 2010.

	Year Ended December 31,
(in millions)	2010	2009	2008	2007(a)	2006
Net sales	$3,596	$3,106	$4,356	$2,168	$2,038
Income (loss) from continuing operations	(674)	(318)	(139)	(21)	(36)
Net income (loss) attributable to the company	(674)	(323)	(142)	(22)	(52)

Working capital	$438	$458	$391	$477	$276
Total assets	3,512	4,006	4,246	4,885	1,985
Long-term debt	3,376	3,231	3,082	3,070	1,429
Other long-term obligations	526	493	622	626	64

(a)	NewPage acquired SENA as of December 21, 2007. The statement of operations data includes the results of this acquisition from the date of acquisition.

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

Overview

Company Background

We believe that we are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, such as high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts, catalogs and textbooks. We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada.

Trends in our Business

North American printing paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During 2010, North American printing paper demand increased compared to 2009. This was a result of a recovery of advertising spending and magazine and catalog circulation during 2010 following a decline in 2009 attributable to weak economic factors and inventory reductions by customers. As a result of the higher demand, our market-related downtime in 2010 declined to 39,000 tons, all of which occurred during the first quarter of 2010, from 515,000 tons of market-related downtime in 2009. We will consider the need for market-related downtime from time to time based on market conditions.

Coated paper production capacity in North America was lower during 2010 compared to 2009, primarily as a result of North American capacity closures. From January 2008 through December 2010, mills and machines in North America with gross coated paper capacity of more than 2 million tons have been closed or aligned to produce other types of paper.

North American prices for coated paper products historically have been determined by North American supply and demand, rather than directly by raw material costs or other costs of sales. As a result of announced price increases implemented during the second half of 2010, we expect average prices for coated paper to increase during the first half of 2011 compared to the first half of 2010.

In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufacturers have been subsidized by their governments in violation of U.S. trade laws. In September 2010, the U.S. Department of Commerce announced final antidumping and countervailing duty margins, replacing the preliminary margins announced earlier this year. On October 22, 2010, the International Trade Commission determined by unanimous vote that imports of coated paper from China and Indonesia threaten material injury to U.S. producers and workers. The decision will allow the U.S. Department of Commerce to impose duties to offset the threat of dumping and government subsidies. These duties will remain in effect for five years, subject to annual administrative reviews. For further information concerning these proceedings, see “Legal Proceedings.”

First-Lien Notes Issuance

In February 2010, we issued an additional $70 million in aggregate principal amount of 11.375% senior secured notes due 2014 (the “Additional First-Lien Notes”) in a private placement. The Additional First-Lien Notes have the same terms as the existing $1.7 billion 11.375% first-lien senior secured notes.

Port Hawkesbury Biomass Project

On November 3, 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, completed the sale of certain assets, including a boiler and land at the Port Hawkesbury, Nova Scotia mill, to Nova Scotia Power Inc. (“NSPI”) for a cash sales price of $79 million. In addition, NSPI and NPPH have entered into an engineering, procurement and construction contract for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately C$93 million. All costs of construction up to C$93 million will be paid or reimbursed by NSPI. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for and under the control of NSPI for an initial period of 25 years plus the period prior to completion of the turbine, with three automatic five-year renewal terms, unless notice of termination is given. See Note 8 to the consolidated financial statements.

Whiting Mill Closure

During the fourth quarter of 2010, we announced a plan to permanently close the Whiting, Wisconsin mill and both paper machines by the end of February 2011. Approximately 360 employees at the facility will be affected. The decision to close the facility was made in order to better align capacity with market demand. As a result of these actions, including the evaluation of capacity needs, during the fourth quarter of 2010 we recorded asset impairment charges for the Whiting and Kimberly mills of $196 million in other (income) expense and have classified these assets as held for sale. In addition, during the fourth quarter of 2010, we recognized $2 million of employee-related costs recorded in cost of sales. We expect to recognize an additional charge of approximately $6 million in cost of sales during the first quarter of 2011 for employee-related costs and we expect to recognize additional charges in cost of sales of approximately $10 million to $15 million for contract termination and other closure related costs, primarily during 2011. The facility closure and related activities are expected to be substantially completed during the first half of 2011. The severance and other closure cost require the outlay of cash while the asset impairment charge represents a non-cash charge. We expect no material effect on future earnings or cash flows as a result of the Whiting mill closure.

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

•

The manufacturing of paper is highly capital-intensive and a large portion of operating costs is fixed. Additionally, paper machines are large, complex systems that operate more efficiently when operated continuously. Consequently, we typically continue to run our machines whenever marginal revenue exceeds the marginal costs.

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

Fiber. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure a portion of our wood requirements, purchases under these agreements are typically at market rates. For the year ended December 31, 2010, we produced approximately 94% of our pulp requirements, which excludes our sales of market pulp, with the remainder supplied through open market purchases and supply agreements. The price of market pulp has fluctuated significantly. Pulp prices fluctuate due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, changes in inventory levels by pulp consumers, which affect short-term demand, and pulp producer cost changes related to wood availability and environmental issues.

Chemicals. Certain chemicals used in the papermaking process are petroleum-based and fluctuate with the price of crude oil. The price for latex, the largest component of our chemical costs, has historically been volatile. We expect the price of latex to remain volatile.

Energy. We produce a large portion of our energy requirements from burning wood waste and other byproducts of the paper manufacturing process. For the year ended December 31, 2010, we generated approximately 50% of our energy requirements from biomass-related fuels. The remaining energy we purchase from third party suppliers consists of electricity and fuels, primarily natural gas, fuel oil and coal. We expect crude oil and energy costs to remain volatile for the foreseeable future. As prices fluctuate, we have the ability to switch between certain energy sources, within constraints, in order to minimize costs.

Our indirect wholly-owned subsidiary, CWPCo, provides electricity to our mills in central Wisconsin. CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial and light industrial customers. See Note 15 to the consolidated financial statements.

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

Foreign currency. We are exposed to changes in foreign currency exchange rates because most of the raw material, labor and other cost of sales at our Port Hawkesbury, Nova Scotia, mill are denominated in Canadian dollars, while North American sales prices for the products produced at the Port Hawkesbury mill are in U.S. dollars (to the extent shipped into the United States) or determined primarily by the U.S. dollar price per ton charged by U.S. producers. A stronger Canadian dollar relative to the U.S. dollar increases our costs of sales. The U.S. dollar’s weakness against the Canadian dollar, has periodically impaired the ability of the Port Hawkesbury mill to profitably compete in the U.S. market.

Selling, General and Administrative (SG&A) Expenses

The principal components of our SG&A expenses are wages, salaries and benefits for our sales and corporate administrative personnel, travel and entertainment expenses, advertising expenses, information technology expenses and research and development expenses. Over the last three years, we have lowered benefits costs by freezing defined benefit pension plans and reducing retiree medical benefits for salaried employees. In addition, we eliminated duplicative sales, marketing and customer service personnel and centralized our corporate administration, management, finance and human resource functions.

Interest

Interest expense decreased in 2010, compared to 2009, primarily as a result of a charge of $85 million on the extinguishment of debt in September 2009 and $48 million of unrealized losses on our interest rate swaps reclassified from accumulated other comprehensive income (loss) as a result of the retirement of the term loan in September 2009. These charges were partially offset by higher interest rates on outstanding debt and higher levels of outstanding debt during 2010, including the issuance of the Additional First-Lien Notes in February 2010. After the debt refinancing in 2009, we no longer had sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and recorded the changes in fair value as adjustments to interest expense. During the first quarter of 2010, we locked in the floating rate components of the remaining interest rate swaps and subsequently settled the remaining liability in the third quarter of 2010. As of December 31, 2010, we had no interest rate swaps outstanding.

Effects of Inflation/Deflation

While inflationary increases in certain costs, such as energy, wood and chemical costs, have had a significant effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results in each of the last three years. We have benefited from deflationary effects from the decline in oil prices during 2010, which declines are not expected to continue. Sales prices and volumes have historically been more strongly influenced by supply and demand factors in specific markets than by inflationary or deflationary factors. Certain of our costs, including the prices of energy, wood and chemicals that we purchase, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations. Energy, wood and chemical costs increased during 2008, decreased during 2009 and increased during 2010. These costs are expected to remain volatile in 2011, but at a lower level than the peaks reached in 2008.

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

Assumptions used in determining defined benefit pension and other postretirement benefit expense are important in determining the costs of our plans. The expected long-term rates of return on plan assets were derived based on the capital market assumptions for each designated asset class under the respective trust’s investment policy. The capital market assumptions reflect a combination of historical performance analysis and the forward-looking return expectations of the financial markets. A 0.5 percentage-point decrease in the weighted-average long-term expected rate of return on plan assets would increase 2011 net pension expense by approximately $6 million, while a 0.5 percentage-point increase in the weighted-average long-term expected rate of return on plan assets would decrease 2011 net pension expense by approximately $6 million.

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments. A 0.5 percentage-point decrease in the weighted-average discount rates would increase 2011 net pension expense by approximately $8 million, while a 0.5 percentage-point increase in the weighted-average discount rates would decrease 2011 net pension expense by approximately $7 million. The effect on other postretirement benefit expense would be negligible from such changes in the weighted-average discount rates. With respect to benefit obligations, a 0.5 percentage-point decrease in the weighted-average discount rates would increase pension benefit obligations by approximately $104 million and would increase other postretirement benefit obligations by approximately $4 million, while a 0.5 percentage-point increase in the weighted-average discount rates would decrease pension benefit obligations by approximately $94 million and would decrease other postretirement benefit obligations by approximately $4 million.

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

Restructuring and other charges. We periodically record charges for the reduction of our workforce, the closure of manufacturing facilities and other actions related to business improvement and productivity initiatives. These events require estimates of liabilities for employee separation payments and related benefits, demolition, facility closures, contract termination and other costs, as well as an estimate of the value that could be received from disposal or sale of affected assets. These assumptions could differ from actual costs incurred or value received.

Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2010, 2009 and 2008. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt and equity activity and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

	Years ended December 31,
	2010		2009		2008
(in millions)	$	%	$	%	$	%
Net sales	3,596	100.0	3,106	100.0	4,356	100.0
Cost of sales	3,511	97.6	3,171	102.1	3,979	91.4
Selling, general and administrative expenses	183	5.1	180	5.8	217	5.0
Interest expense	393	10.9	438	14.1	298	6.8
Other (income) expense, net	182	5.1	(306)	(9.9)	(3)	(0.1)

Income (loss) before income taxes	(673)	(18.7)	(377)	(12.1)	(135)	(3.1)
Income tax (benefit)	1	0.1	(59)	(1.9)	4	0.1

Net income (loss)	(674)	(18.8)	(318)	(10.2)	(139)	(3.2)
Net income (loss)—noncontrolling interests	—	—	5	0.2	3	0.1

Net income (loss) attributable to the company	(674)	(18.8)	(323)	(10.4)	(142)	(3.3)

Supplemental Information
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization)	$263		$432		$581

2010 Compared to 2009

Net sales for 2010 were $3,596 million compared to $3,106 million for 2009, an increase of $490 million, or 16%. Net sales were affected primarily by higher sales volume of core paper ($533 million) and higher sales volume and higher average prices of other non-core paper, partially offset by lower average core paper prices ($156 million) in 2010 compared to 2009. Core paper volume is principally coated freesheet, coated groundwood and supercalendered paper products sold in North America. Average core paper prices decreased to $871 per ton in 2010 compared to $910 per ton in 2009, reflecting lower core paper prices during the first half of 2010. Average core paper prices have increased sequentially during the second half of 2010. Core paper sales volume increased to 3,514,000 tons in 2010 compared to 2,949,000 tons in 2009. This can be attributed to the decreased advertising spending and magazine and catalog circulation during 2009 largely attributable to general economic factors. We took 39,000 tons of market-related downtime during 2010, compared to 515,000 tons of market-related downtime during 2009.

Cost of sales for 2010 was $3,511 million compared to $3,171 million for 2009, an increase of $340 million, or 11%. The increase was primarily a result of higher core paper sales volume ($420 million) and higher volumes of other non-core paper, partially offset by lower levels of market-related downtime. During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $4 million for employee-related costs in cost of sales. During the fourth quarter of 2010, in connection with the announced closure of the Whiting mill, we recognized a charge of $2 million for employee-related costs in cost of sales. Gross margin (loss) for 2010 was 2.4% compared to (2.1)% for 2009, primarily as a result of higher core paper sales volumes and the effects of taking substantially less market-related downtime in 2010. Maintenance expense at our mills totaled $301 million in 2010 compared to $291 million in 2009.

Selling, general and administrative expenses increased to $183 million for 2010 from $180 million for 2009, primarily as a result of $11 million higher non-cash stock compensation expense, $5 million associated with the long-term incentive plan and $6 million in employee-related costs, primarily associated with certain former executive officers, during 2010, mostly offset by the benefits from cost reduction initiatives and lower pension expense. As a percentage of net sales, selling, general and administrative expenses improved to 5.1% in 2010 from 5.8% in 2009.

Interest expense for 2010 was $393 million compared to $438 million for 2009. Interest expense for NewPage for 2010 was $375 million compared to $418 million for 2009, primarily as a result of a charge of $133 million on the refinancing of debt and related transactions in the third quarter of 2009 partially offset by higher interest rates on outstanding debt and higher levels of outstanding debt during 2010.

Other (income) expense was $182 million for 2010 and $(306) million for 2009. Other (income) expense in 2010 includes asset impairment charges of $210 million, including $196 million during the fourth quarter of 2010 associated with the announced closure of the Whiting mill, partially offset by $(22) million of income recognized for alternative fuel mixture tax credits. Included in other (income) expense in 2009 was $(304) million of income recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for 2010 and 2009 was $1 million and $(59) million. Income tax expense (benefit) for NewPage for 2010 and 2009 was $1 million and $(54) million. For 2010 and 2009, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits. For purposes of allocating the income tax benefit to income (loss) before taxes, amounts of other comprehensive income result in income tax expense recorded in other comprehensive income and the offsetting amount as an allocation to tax benefit from operations. For 2010 and 2009, we have allocated zero and $45 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. For 2010 and 2009, for NewPage, we have allocated zero and $41 million of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to tax benefit from operations. The amounts for 2009 reflect the reclassification to income tax (benefit) of all amounts previously allocated to accumulated other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in 2009 was a tax benefit of $12 million, reflecting the decreases to our state deferred tax liabilities as a result of changes in our distribution channels that have occurred as part of our integration with SENA.

Net income (loss) attributable to NewPage Holding was $(674) million in 2010 compared to $(323) million in 2009. Net income (loss) attributable to NewPage was $(656) million in 2010 compared to $(308) million in 2009. The decreases were primarily the result of lower average sales prices, asset impairment charges and lower other income recognized for the alternative fuel mixture tax credits, partially offset by higher core paper sales volume and lower interest expense.

Adjusted EBITDA was $263 million and $432 million for 2010 and 2009. See “Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

2009 Compared to 2008

Net sales for 2009 were $3,106 million compared to $4,356 million for 2008, a decrease of $1,250 million, or 29%. The decrease in net sales reflects lower sales volume of core paper ($1,107 million) and lower core paper prices ($165 million) in 2009 compared to 2008. Average core paper prices decreased to $910 per ton in 2009 compared to $964 per ton in 2008. We believe that the benefits of the alternative fuel mixture credit were passed on to customers in the form of lower sales prices. In addition to the effects of the alternative fuel mixture credit, we believe some of the decline in pricing in 2009 resulted from the negative effects of imports of coated paper from China and Indonesia. Core paper sales volume decreased to 2,949,000 tons in 2009 compared to 4,105,000 tons in 2008. Our volume for core and other paper was lower primarily because of lower demand for catalog and promotional materials by retailers and lower spending on magazine advertising during 2009, as a result of general economic factors and the effect of a greater share of imports from China and Indonesia. As a result of these factors, we took 515,000 tons of market-related downtime during 2009, including 104,000 tons during the fourth quarter to reduce our inventory levels of finished goods to match customer requirements. During 2008, we took 91,000 tons of market-related downtime.

Cost of sales for 2009 was $3,171 million compared to $3,979 million for 2008, a decrease of $808 million, or 20%. The decrease was primarily a result of lower core paper sales volume ($813 million). Gross margin for 2009 decreased to (2.1)% compared to 8.6% for 2008, primarily as a result of significantly lower sales volume, lower sales prices and the effects of taking market-related downtime, partially offset by productivity improvement initiatives and lower input costs resulting primarily from lower crude oil prices. Included in cost of sales for 2008 was $22 million for accelerated depreciation, $5 million for inventory write-offs and $5 million of employee-related costs associated with our restructuring plans.

Maintenance expense at our mills totaled $291 million in 2009 compared to $346 million in 2008. The decrease in maintenance expense was driven primarily as a result of the shutdown of paper machines in 2008 as part of our restructuring activities and from actions taken to reduce the costs of maintenance activities.

Selling, general and administrative expenses decreased to $180 million for 2009 from $217 million for 2008, primarily as a result of lower costs related to our integration with SENA, stock compensation and restructuring charges. As a percentage of net sales, selling, general and administrative expenses increased to 5.8% in 2009 from 5.0% in 2008.

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

Other (income) expense was $(306) million for 2009 and $(3) million for 2008. The amount recognized in 2009 was primarily the result of $(304) million of income recognized for alternative fuel mixture tax credits.

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

Adjusted EBITDA was $432 million and $581 million for 2009 and 2008. See “Reconciliation of Net Income (Loss) Attributable to the Company to Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

Reconciliation of Net Income (Loss) Attributable to the Company to EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) attributable to the company before interest expense, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA are not measures of our performance under U.S. GAAP, are not intended to represent net income (loss) attributable to the company, and should not be used as alternatives to net income (loss) attributable to the company as indicators of performance. EBITDA and Adjusted EBITDA are shown because they are bases upon which our management assesses performance and are primary components of certain covenants under our revolving credit facility. In addition, our management believes EBITDA and Adjusted EBITDA are useful to investors because they and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA and Adjusted EBITDA instead of net income (loss) attributable to the company has limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

—	EBITDA and Adjusted EBITDA do not reflect our current cash expenditure requirements, or future requirements, for capital expenditures or contractual commitments

—	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs

—	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt

—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements

—	our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) attributable to the company to EBITDA and Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008:

(in millions)	2010	2009	2008
Net income (loss) attributable to the company	$(674)	$(323)	$(142)
Interest expense	393	438	298
Income taxes (benefit)	1	(59)	4
Depreciation and amortization	269	277	317

EBITDA	(11)	333	477

Equity awards	21	10	18
(Gain) loss on disposal of assets	—	13	11
Asset impairment charges	210	—	—
Non-cash U.S. pension (income) expense	35	50	(3)
Integration and related severance costs	10	23	78
Other	(2)	3	—

Adjusted EBITDA	$263	$432	$581

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

In January 2011, we amended our revolving credit facility in order to extend the termination date. Lenders with commitments aggregating to $470 million accepted the revolver amendment. For those lenders the revolving credit facility matures on December 21, 2012, unless we do not repay or refinance our second-lien notes by December 2, 2011, in which case the revolving credit facility matures on March 1, 2012. For the remaining $30 million of commitment, the revolving credit facility matures on December 21, 2012 unless we do not repay or refinance our second-lien notes by July 4, 2011, in which case the revolving credit facility matures on October 3, 2011. See Note 7 to the consolidated financial statements for additional details on maturity dates.

The First-Lien Notes mature on the earlier of (i) December 31, 2014 or (ii) the date that is 31 days prior to the maturity date of the second-lien notes, the senior subordinated notes, the NewPage Holding PIK notes or any refinancing thereof. If we do not repay or refinance our second-lien notes by March 31, 2012, the First-Lien Notes would mature on that date. The Second-Lien Notes mature on May 1, 2012. The senior subordinated notes mature on May 1, 2013. The NewPage Holding PIK Notes mature on November 1, 2013.

Available Liquidity

As of December 31, 2010, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 million or an amount determined pursuant to a borrowing base ($388 million as of December 31, 2010).

The revolving credit facility, as amended, requires the maintenance of at least $50 million of borrowing availability at all times under the revolving credit facility and limits our ability to make capital expenditures. To the extent that NewPage’s unused borrowing availability under the revolving credit facility is below $50 million for 10 consecutive business days or $25 million for three consecutive business days, NewPage is required to comply with specified financial ratios and tests, including a minimum interest ratio and maximum senior and total leverage ratios and, subsequent to March 31, 2011, a fixed charge coverage ratio.

As of December 31, 2010, we had $141 million available for borrowing in excess of the $50 million required minimum, after reduction for $105 million in letters of credit and $92 million in outstanding borrowings under the revolving credit facility. During the year ended December 31, 2010, our average daily balance outstanding under our revolving credit facility was $70 million with a weighted-average daily interest rate of 4.5%. We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, proceeds from the sale of nonstrategic assets, available borrowings under our revolving credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months. However, given the uncertainty of the current economic environment, we cannot assure you that our business will generate sufficient cash flows from operations, that we will be able to complete the sale of nonstrategic assets or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to fund our liquidity needs.

Aggregate indebtedness as of December 31, 2010 totaled $3,469 million, which includes $3,245 million at NewPage. We expect an increase in interest expense over prior year periods because the First-Lien Notes have a higher interest rate than the term loan that was repaid. Beginning in 2012, our debt service requirements will substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will seek to refinance our indebtedness prior to that time or retire portions of indebtedness with issuances of equity securities, proceeds from the sale of assets or cash generated from operations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control, as well as continued access to the capital markets as may be necessary to refinance our existing indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $(115) million during 2010 compared to $44 million during 2009. The reduction in cash provided by (used for) operating activities was primarily the result of the expiration of the alternative fuel mixture tax credit at the end of 2009, for which we received cash payments of $289 million during 2009, as well as higher cash requirements for interest and the settlement of interest rate swaps in 2010, partially offset by improvements in operations, including less market-related downtime and improvements in working capital. Investing activities in 2010 include spending of $68 million for capital expenditures and the receipt of $12 million of proceeds from the sales of assets. Financing activities during 2010 include $79 million in proceeds from NSPI for the Port Hawkesbury biomass project, the issuance of $70 million of Additional First-Lien Notes (proceeds of $67 million) used to repay existing borrowings under the revolving credit facility and for general corporate purposes and $40 million of net borrowings under the revolving credit facility.

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

Capital Expenditures

Capital expenditures were $68 million, $75 million and $165 million during 2010, 2009 and 2008. In order to preserve liquidity, we significantly reduced our capital expenditures in 2009 and 2010. In 2011, we expect to incur approximately $75 million in capital expenditures. We expect to fund our capital expenditures from cash flows from operations and our revolving credit facility. Our revolving credit facility limits the amount of capital expenditures we can incur. We do not believe that this limit or our lower level of expected capital expenditures will negatively affect our ability to meet the requirements of our customers.

Compliance with environmental laws and regulations is a significant factor in our business. We expect to incur capital expenditures of approximately $3 million in 2011 in order to maintain compliance with applicable environmental laws and regulations. During 2010 and 2009, we did not incur any capital expenditures associated with maintaining compliance with applicable environmental laws and regulations or to meet new regulatory requirements. Environmental compliance may require increased capital and operating expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional expenditures.

Financial Discussion

During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized charges for employee-related costs of $4 million in cost of sales and $6 million in selling, general and administrative expenses. During the fourth quarter of 2010, we announced a plan to permanently close the Whiting, Wisconsin mill and both paper machines by the end of February 2011. As a result of these actions, including the evaluation of capacity needs, during the fourth quarter of 2010, we recorded asset impairment charges for the Whiting and Kimberly mills of $196 million in other (income) expense and have classified these assets as held for sale. In addition, during the fourth quarter of 2010, we recognized $2 million of employee-related costs recorded in cost of sales. We expect to recognize an additional charge of approximately $6 million in cost of sales during the first quarter of 2011 for employee-related costs and we expect to recognize additional charges in cost of sales of approximately $10 million to $15 million for contract termination and other closure related costs, primarily during 2011.

In August 2010, benefits under the Canadian pension plan were frozen, resulting in an adjustment to increase the benefit liability of $6 million in the third quarter of 2010 with an offset to accumulated other comprehensive income (loss). This adjustment is the net result of the reduction in benefits from the plan amendment, more than offset by changes in actuarial assumptions as of the re-measurement date. Effective December 31, 2010, accumulated benefits in the U.S. cash balance pension plan were frozen. Accrued benefits will continue to earn annual interest credits, but participants will no longer earn cash balance benefit credits. Certain company contributions will now be made through the defined contribution plan beginning in 2011.

We have various investments held by our defined-benefit pension plan trusts. The returns on these assets have generally matched the broader market. We are monitoring the effects of our underfunded pension plans on our minimum pension funding requirements and pension expense for future periods. We currently do not anticipate material increases in our minimum funding requirements during 2011.

During 2010, we continued evaluating ways to raise capital through the issuance of debt and through the sale of nonstrategic assets. In February 2010, we issued an additional $70 million of Additional First-Lien Notes on the same terms as the existing $1.7 billion 11.375% first-lien senior secured notes.

On November 3, 2010, NPPH completed the sale of certain assets, including a boiler and land at the Port Hawkesbury, Nova Scotia mill, to NSPI for a cash sales price of $79 million. In addition, NSPI and NPPH have entered into an engineering, procurement and construction contract for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately C$93 million. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI. NPPH was required to post $10 million of letters of credit under these arrangements in 2010 and an additional $5 million in 2011. See Note 8 to the consolidated financial statements.

In February 2010, CWPCo announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo Utility. The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. On November 1, 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70 million. The closing of the transaction is subject to completion of the CWPCo Utility sale and regulatory approval. We continue to hold and operate the assets in the normal course of our operations.

The U.S. Environmental Protection Agency released a proposed rule in June 2010, which provides for new Industrial Boiler Maximum Achievable Control Technology (MACT) standards to regulate emissions of hazardous air pollutants. The rule as proposed would impose new emission limits for solid fuel-fired boilers and is expected to be finalized in 2011 with compliance expected by early 2014. As proposed, we could be required to make significant capital expenditures on emission control equipment at our mills to comply with the rule. In addition, our mills would likely incur increased operating expenses associated with compliance and operation of the new control equipment. We will complete our evaluation following finalization of the rule and a review of our mills relative to the proposed new standards. We, along with others, have commented on the proposed rule and expect revisions to the final form.

The U.S. Internal Revenue Code allowed a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit was equal to fifty cents per gallon of alternative fuel contained in the mixture and expired on December 31, 2009. Income recognized for the credit is included in net income (loss) attributable to the company. We recognized $(22) million and $(304) million of income in other (income) expense for the year ended December 31, 2010 and 2009 for alternative fuel mixtures used through December 31, 2009.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of December 31, 2010:

(in millions)	Total	2011	2012-13	2014-15	There- after
Contractual Obligations
Long-term debt (1)	$3,477	$—	$3,317	$160	$—
Interest expense (2)	529	332	193	4	—
Operating leases	22	8	9	4	1
Fiber supply agreements (3)	471	160	100	64	147
Purchase obligations	377	107	114	76	80
Other long-term obligations	68	—	37	8	23
Pension OPEB	479	22	34	25	398

Total	$5,423	$629	$3,804	$341	$649

Other Commercial Commitments
Standby letters of credit (4)	$105	$105	$—	$—	$—

Total	$105	$105	$—	$—	$—

(1)	Amounts shown represent scheduled maturities assuming the refinancing of certain indebtedness does not occur, and do not take into account any acceleration of indebtedness resulting from mandatory payments required for events such as asset sales or under the excess cash flows provisions of our financing instruments. The amounts for NewPage are $3,253, zero, $3,093, $160 and zero for total, 2011, 2012-13, 2014-15 and thereafter, respectively.
(2)	Amounts include contractual interest payments using the interest rates as of December 31, 2010 applicable to our variable-rate debt and stated fixed interest rate for fixed-rate debt. The amounts for NewPage are $475, $332, $139, $4 and zero for total, 2011, 2012-13, 2014-15 and thereafter, respectively.
(3)	The contractual commitments consist of the minimum required expenditures to be made pursuant to the fiber supply agreements.
(4)	We are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers and certain other parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2010 and 2009, $541 million and $484 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at December 31, 2010 and 2009, would be $5 million and $5 million.

Foreign Currency Risk

Our Canadian subsidiary makes a portion of its purchases and sales in U.S. dollars. As a result, it is subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Foreign currency exchange contracts may be used periodically to manage the variability in cash flows and revenues from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of December 31, 2010 and 2009, we had no foreign currency forward contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NewPage Holding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity (deficit) and cash flows present fairly, in all material respects, the financial position of NewPage Holding Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NewPage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity (deficit) and cash flows present fairly, in all material respects, the financial position of NewPage Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 17, 2011

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

Dollars in millions, except per share amounts

ASSETS	2010	2009
Cash and cash equivalents	$8	$5
Accounts receivable, net of allowance for doubtful accounts of $1 and $2	292	296
Inventories (Note 3)	523	602
Other current assets	20	23

Total current assets	843	926

Property, plant and equipment, net (Note 4)	2,558	2,965
Port Hawkesbury biomass project (Note 8)	5	—
Other assets	106	115

TOTAL ASSETS	$3,512	$4,006

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable (Note 6)	$195	$230
Other current liabilities (Note 6)	210	238

Total current liabilities	405	468

Long-term debt (Note 7)	3,376	3,231
Proceeds from NSPI for Port Hawkesbury biomass project (Note 8)	80	—
Other long-term obligations	526	493
Commitments and contingencies (Note 11)

EQUITY (DEFICIT)
Common stock, 10 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	707	685
Accumulated deficit	(1,280)	(606)
Accumulated other comprehensive loss	(302)	(265)

Total equity (deficit)	(875)	(186)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,512	$4,006

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Dollars in millions

	2010	2009	2008
Net sales	$3,596	$3,106	$4,356

Cost of sales	3,511	3,171	3,979
Selling, general and administrative expenses	183	180	217
Interest expense (including non-cash interest expense of $62, $96 and $47 and loss on extinguishment of debt of $85 in 2009) (Note 7)	393	438	298
Other (income) expense, net (Note 14)	182	(306)	(3)

Income (loss) before income taxes	(673)	(377)	(135)
Income tax (benefit)	1	(59)	4

Net income (loss)	(674)	(318)	(139)
Net income (loss)—noncontrolling interests	—	5	3

Net income (loss) attributable to the company	$(674)	$(323)	$(142)

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2010

Dollars in millions

	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	10	$—	$685	$(606)	$(265)	$(186)
Comprehensive income (loss):
Net income (loss)				(674)		(674)
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)					(24)	(24)
Change in net prior service (cost) credit					(14)	(14)
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(2)	(2)
Reclassification adjustment to net income (loss), net of tax of $1					2	2
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(711)

Equity awards (Note 12)			23			23
Loan to NewPage Group			(1)			(1)

Balance at December 31, 2010	10	$—	$707	$(1,280)	$(302)	$(875)

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income	Total Attribut- able to the	Noncon- trolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$(24)	$26	$2
Comprehensive income (loss):
Net income (loss)				(323)		(323)	5	(318)
Defined-benefit postretirement plans:
Change in net actuarial gains (losses), net of tax of $12					20	20		20
Change in net prior service cost credit, net of tax of $32					50	50		50
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $9					(14)	(14)		(14)
Reclassification adjustment to net income (loss), net of tax of $10					68	68		68
Foreign currency translation adjustment					13	13		13

Comprehensive income (loss)						$(186)	$5	$(181)

Distributions from Rumford Cogeneration to limited partners							(7)	(7)
Purchase of limited partner interests in Rumford Cogeneration (Note 1)			17			17	(24)	(7)
Equity awards (Note 12)			10			10		10
Loans to NewPage Group			(3)			(3)		(3)

Balance at December 31, 2009	10	$—	$685	$(606)	$(265)	$(186)	$—	$(186)

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2008

Dollars in millions

	Equity Attributable to the Company						Noncon- trolling Interests	Total
	Common Stock		Add- itional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Total Attribut- able to the Company

	Shares	Amount
Balance at December 31, 2007	10	$—	$632	$(141)	$23	$514	$31	$545
Comprehensive income (loss):
Net income (loss)				(142)		(142)	3	(139)
Unrecognized loss on defined benefit plans					(360)	(360)		(360)
Cash-flow hedges:
Change in unrealized gains (losses)					(62)	(62)		(62)
Reclassification adjustment to net income (loss)					6	6		6
Foreign currency translation adjustment					(9)	(9)		(9)

Comprehensive income (loss)						$(567)	$3	$(564)

Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition			18			18		18
Distributions from Rumford Cogeneration to limited partners							(8)	(8)
Equity awards (Note 12)			18			18		18
Loan to NewPage Group			(7)			(7)		(7)

Balance at December 31, 2008	10	$—	$661	$(283)	$(402)	$(24)	$26	$2

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Dollars in millions

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(674)	$(318)	$(139)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	269	277	317
Asset impairment charges	210	—	—
Non-cash interest expense	62	96	47
Loss on extinguishment of debt (Note 7)	—	72	—
(Gain) loss on disposal of assets	—	13	11
Deferred income taxes	1	(61)	8
Non-cash U.S. pension (income) expense	35	50	(3)
Equity award expense (Note 12)	21	10	18
Change in operating assets and liabilities:
Accounts receivable	8	(12)	73
Inventories	73	39	(86)
Other operating assets	(8)	3	(7)
Accounts payable	(24)	(31)	(76)
Accrued expenses and other obligations	(88)	(94)	(103)

Net cash provided by (used for) operating activities	(115)	44	60

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(68)	(75)	(165)
Cash paid for acquisition	—	—	(8)
Proceeds from sales of assets	12	28	6
Other investing activities	(5)	—	—

Net cash provided by (used for) investing activities	(61)	(47)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	1,598	—
Payment of financing costs	(4)	(54)	—
Distributions from Rumford Cogeneration to limited partners	—	(7)	(8)
Purchase of interest of limited partner in Rumford Cogeneration	(6)	(1)	—
Loans to parent companies	(1)	(3)	(7)
Repayments of long-term debt	—	(1,584)	(16)
Borrowings on revolving credit facility	946	1,205	153
Payments on revolving credit facility	(906)	(1,153)	(153)
Proceeds from NSPI for Port Hawkesbury biomass project (Note 8)	79	—	—

Net cash provided by (used for) financing activities	175	1	(31)

Effect of exchange rate changes on cash and cash equivalents	4	4	(2)

Net increase (decrease) in cash and cash equivalents	3	2	(140)
Cash and cash equivalents at beginning of period	5	3	143

Cash and cash equivalents at end of period	$8	$5	$3

SUPPLEMENTAL INFORMATION
Cash paid for interest	$369	$281	$251

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

Dollars in millions, except per share amounts

ASSETS	2010	2009
Cash and cash equivalents	$8	$5
Accounts receivable, net of allowance for doubtful accounts of $1 and $2	292	296
Inventories (Note 3)	523	602
Other current assets	20	23

Total current assets	843	926

Property, plant and equipment, net (Note 4)	2,558	2,965
Port Hawkesbury biomass project (Note 8)	5	—
Other assets	105	114

TOTAL ASSETS	$3,511	$4,005

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable (Note 6)	$195	$230
Other current liabilities (Note 6)	210	238

Total current liabilities	405	468

Long-term debt (Note 7)	3,157	3,030
Proceeds from NSPI for Port Hawkesbury biomass project (Note 8)	80	—
Other long-term obligations	526	493
Commitments and contingencies (Note 11)

EQUITY (DEFICIT)
Common stock, 100 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	813	791
Accumulated deficit	(1,178)	(522)
Accumulated other comprehensive loss	(292)	(255)

Total equity (deficit)	(657)	14

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,511	$4,005

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Dollars in millions

	2010	2009	2008
Net sales	$3,596	$3,106	$4,356

Cost of sales	3,511	3,171	3,979
Selling, general and administrative expenses	183	180	217
Interest expense (including non-cash interest expense of $44, $76 and $26 and loss on extinguishment of debt of $85 in 2009) (Note 7)	375	418	277
Other (income) expense, net (Note 14)	182	(306)	(3)

Income (loss) before income taxes	(655)	(357)	(114)
Income tax (benefit)	1	(54)	—

Net income (loss)	(656)	(303)	(114)
Net income (loss)—noncontrolling interests	—	5	3

Net income (loss) attributable to the company	$(656)	$(308)	$(117)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2010

Dollars in millions

	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	100	$ —	$ 791	$ (522)	$ (255)	$ 14
Comprehensive income (loss):
Net income (loss)				(656)		(656)
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)					(24)	(24)
Change in net prior service (cost) credit					(14)	(14)
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(2)	(2)
Reclassification adjustment to net income (loss), net of tax of $1					2	2
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$ (693)

Equity awards (Note 12)			23			23
Loans to parent companies			(1)			(1)

Balance at December 31, 2010	100	$ —	$ 813	$ (1,178)	$ (292)	$ (657)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEAR ENDED DECEMBER 31, 2009

Dollars in millions

	Equity Attributable to the Company
	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income	Total Attribut- able to the	Noncon- trolling
	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2008	100	$ —	$ 767	$ (214)	$ (396)	$ 157	$ 26	$ 183
Comprehensive income (loss):
Net income (loss)				(308)		(308)	5	(303)
Defined-benefit postretirement plans:
Change in net actuarial gains (losses), net of tax of $12					20	20		20
Change in net prior service cost credit, net of tax of $32					50	50		50
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $9					(14)	(14)		(14)
Reclassification adjustment to net income (loss), net of tax of $6					72	72		72
Foreign currency translation adjustment					13	13		13

Comprehensive income (loss)						$ (167)	$ 5	$ (162)

Distributions from Rumford Cogeneration to limited partners							(7)	(7)
Purchase of limited partner interests in Rumford Cogeneration (Note 1))			17			17	(24)	(7)
Equity awards (Note 12)			10			10		10
Loans to parent companies			(3)			(3)		(3)

Balance at December 31, 2009	100	$ —	$ 791	$ (522)	$ (255)	$ 14	$ —	$ 14

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEAR ENDED DECEMBER 31, 2008

Dollars in millions

	Equity Attributable to the Company						Noncon- trolling
	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income	Total Attribut- able to the

	Shares	Amount	Capital	Deficit	(Loss)	Company	Interests	Total
Balance at December 31, 2007	100	$—	$729	$(97)	$23	$655	$31	$686
Comprehensive income (loss):
Net income (loss)				(117)		(117)	3	(114)
Unrecognized loss on defined benefit plans, net of tax benefit of $10					(350)	(350)		(350)
Cash-flow hedges:
Change in unrealized gains (losses), net of tax of $2					(64)	(64)		(64)
Reclassification adjustment to net income (loss), net of tax of $2					4	4		4
Foreign currency translation adjustment					(9)	(9)		(9)

Comprehensive income (loss)						$(536)	$3	$(533)

Restoration of tax valuation allowance on NewPage Holding as a result of changes in deferred income tax position related to the Acquisition			9			9		9
Adjustment to fair value of equity issued by NewPage Group in connection with the Acquisition			18			18		18
Distributions from Rumford Cogeneration to limited partners							(8)	(8)
Equity awards (Note 12)			18			18		18
Loans to parent companies			(7)			(7)		(7)

Balance at December 31, 2008	100	$—	$767	$(214)	$(396)	$157	$26	$183

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Dollars in millions

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(656)	$(303)	$(114)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	269	277	317
Asset impairment charges	210	—	—
Non-cash interest expense	44	76	26
Loss on extinguishment of debt (Note 7)	—	72	—
(Gain) loss on disposal of assets	—	13	11
Deferred income taxes	1	(57)	4
Non-cash U.S. pension (income) expense	35	50	(3)
Equity award expense (Note 12)	21	10	18
Change in operating assets and liabilities:
Accounts receivable	8	(12)	73
Inventories	73	39	(86)
Other operating assets	(8)	3	(7)
Accounts payable	(24)	(31)	(76)
Accrued expenses and other obligations	(88)	(93)	(103)

Net cash provided by (used for) operating activities	(115)	44	60

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(68)	(75)	(165)
Cash paid for acquisition	—	—	(8)
Proceeds from sales of assets	12	28	6
Other investing activities	(5)	—	—

Net cash provided by (used for) investing activities	(61)	(47)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	1,598	—
Payment of financing costs	(4)	(54)	—
Distributions from Rumford Cogeneration to limited partners	—	(7)	(8)
Purchase of interest of limited partner in Rumford Cogeneration	(6)	(1)	—
Loans to parent companies	(1)	(3)	(7)
Repayments of long-term debt	—	(1,584)	(16)
Borrowings on revolving credit facility	946	1,205	153
Payments on revolving credit facility	(906)	(1,153)	(153)
Proceeds from NSPI for Port Hawkesbury biomass project (Note 8)	79	—	—

Net cash provided by (used for) financing activities	175	1	(31)

Effect of exchange rate changes on cash and cash equivalents	4	4	(2)

Net increase (decrease) in cash and cash equivalents	3	2	(140)
Cash and cash equivalents at beginning of period	5	3	143

Cash and cash equivalents at end of period	$8	$5	$3

SUPPLEMENTAL INFORMATION
Cash paid for interest	$369	$281	$251

See notes to consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

In December 2009 we purchased the interest of one limited partner in Rumford Cogeneration Company L.P. (“Rumford Cogeneration”), a limited partnership for which we are the general partner, and we entered into an agreement to purchase all our remaining co-investors’ interests for $6. The purchase price was reflected as a liability as of December 31, 2009 and we recorded the excess of the limited partner’s share of noncontrolling interests over the purchase price as an increase in additional paid-in capital. These purchases were completed in the fourth quarter of 2010.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of credit risk

We are potentially subject to concentrations of credit risk related to our accounts receivable. The majority of accounts receivable are with paper merchants, printers and publishers. We limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, by requiring accelerated payment terms, letters of credit, guarantees or collateral. For the year ended December 31, 2010, sales to our largest two customers were 18% and 12% of net sales. For each of the years ended December 31, 2009 and 2008, sales to our largest customer was 19% and 21% of net sales. Accounts receivable at December 31, 2010 and 2009, relating to our largest customer were 17% and 17% of accounts receivable, net. Our ten largest customers accounted for approximately 54%, 51% and 52% of our net sales for the years ended December 31, 2010, 2009 and 2008.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for substantially all raw materials and finished goods for U.S.-based operations. Cost of all other inventories, mainly stores and supplies inventories and Canadian inventories, is determined by the average cost and first-in, first-out methods.

Property, plant and equipment

Owned assets are recorded at cost. Costs of renewals and betterments of properties are capitalized. Costs of maintenance and repairs are charged to expense using the direct-expensing method, whereby costs are recorded in the statement of operations in the same period that they are incurred. The cost of plant and equipment is depreciated utilizing the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, 5 to 30 years for machinery and equipment and 10 years for land improvements.

Impairment of long-lived assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets to be held and used may not be recoverable. If these circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. We report an asset held for sale at the lower of its carrying value or its estimated net realizable value.

Derivative financial instruments

We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with foreign currency exchange rate and natural gas price fluctuations. We do not hold or issue derivative financial instruments for trading purposes. We regularly monitor the credit-worthiness of the counterparties to our derivative instruments in order to manage our credit risk exposures under these agreements. Our risk of loss in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. These derivative instruments are measured at fair value and are classified as other assets or other long-term obligations on our balance sheets depending on the fair value of the instrument. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and financial instruments not designated as hedges are recognized in earnings.

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

Defined benefit pension and other postretirement benefit expense is recorded on a full accrual basis, as opposed to a cash-paid basis, and is reflected in the consolidated statements of operations over the expected working lives of the employees provided with such benefits. The economic and demographic assumptions used in calculating defined benefit pension and other postretirement benefit expense are reviewed and updated periodically to the extent that local market economic conditions and demographics change. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods. Unrecognized prior service cost and actuarial gains and losses are amortized over the average remaining service of the participants.

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

International sales

We had net sales to customers outside of the United States of $271, $273 and $318 for the years ended December 31, 2010, 2009 and 2008. We have no material long-lived assets outside of the United States.

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

3.                 INVENTORIES

Inventories as of December 31, 2010 and 2009 consist of:

	2010	2009

Finished and in-process goods	$298	$376
Raw materials	91	86
Stores and supplies	134	140

	$523	$602

Approximately 71% and 72% of inventories at December 31, 2010 and 2009 are valued using the LIFO method. If inventories had been valued at current costs, they would have been valued at $496 and $607 at December 31, 2010 and 2009. During each of the years ended December 31, 2010 and 2009, inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at higher costs, the effect of which increased cost of goods sold and net loss by approximately $7 and $11 during 2010 and 2009.

4.                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2010 and 2009 consist of:

	2010	2009

Land and land improvements	$104	$108
Buildings	352	360
Machinery and other	3,232	3,365
Construction in progress	29	37

	3,717	3,870
Less: accumulated depreciation and amortization	(1,159)	(905)

	$2,558	$2,965

Property, plant and equipment includes approximately $22 in net book value of assets held for sale as of December 31, 2010. During the fourth quarter of 2010, we recorded asset impairment charges for the Whiting and Kimberly mills. The fair value measurement used to determine the impairments were based on the market approach and reflected expected proceeds from the sales of the assets. The assets held for sale are classified as Level 3 for the use of inputs in determining fair value. See Note 16 for information related to the impairment charge.

See Note 17 for information related to the capital lease.

5.                 FINANCIAL INSTRUMENTS

Derivative Financial Instruments

Interest Rates

Prior to our debt refinancing in September 2009, we utilized interest-rate swap agreements to manage a portion of our interest-rate risk on our variable-rate debt instruments. During the third quarter ended September 30, 2009, we reclassified $48 of unrealized losses from accumulated other comprehensive income (loss) to interest expense as the hedged forecasted cash flows were no longer probable of occurring as a result of the refinancing. After the debt refinancing, we no longer had sufficient variable-rate debt exposure for our outstanding interest rate swaps to qualify for hedge accounting treatment and recorded the changes in fair value as adjustments to interest expense. We recognized in interest expense a (gain) loss of $3 and $1 for the years ended December 31, 2010 and 2009, for interest rate swaps that did not qualify for hedge accounting.

As of December 31, 2009, we had outstanding interest rate swaps totaling $900 for which we received amounts based on LIBOR and paid amounts based on a fixed rate. As of December 31, 2009, we also had outstanding a $200 interest rate swap with an offsetting exposure for which we received amounts based on a fixed rate and paid amounts based on LIBOR. During the first quarter of 2010, we locked in the floating rate components of the remaining interest rate swaps and subsequently settled the remaining liability in the third quarter of 2010. As of December 31, 2010, we had no interest rate swaps outstanding. We measured the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. We paid cash of $34, $40 and $6 on our interest rate agreements for the years ended December 31, 2010, 2009 and 2008.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of December 31, 2010 and 2009, we were party to natural gas futures contracts for notional amounts aggregating 800,000 and 2,130,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX.

Foreign Currency

Our Canadian subsidiary makes a portion of its purchases and sales in U.S. dollars. As a result, it is subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Foreign currency exchange contracts may be used periodically to manage the variability in cash flows and revenues from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of December 31, 2010 and 2009, we had no foreign currency forward contracts outstanding. We measure the fair values of our foreign currency forward contracts based on current quoted market prices for similar contracts.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2010 and 2009, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

Significant other observable inputs (Level 2)	2010	2009

Qualifying as hedges—
Other long-term liabilities—natural gas contracts	$(2)	$(2)

Not qualifying as hedges—
Other current liabilities:
Interest rate swap agreements	$—	$(35)
Interest rate swap agreements	—	4

The amount of gain (loss) on cash flow hedges recognized in accumulated other comprehensive income (loss) (“AOCI”) and the amount reclassified to income (loss) during the years ended December 31, 2010 and 2009 are as follows:

Derivative Type	Amount of gain (loss) recognized in OCI	Location of gain (loss) reclassified from AOCI to income (loss)	Amount of gain (loss) reclassified from AOCI to income (loss)

Year Ended December 31, 2010
Natural gas contracts	$(3)	Cost of sales	$(3)

Year Ended December 31, 2009
Interest rate swap agreements	$(18)	Interest expense	$(73)
Natural gas contracts	(5)	Cost of sales	(5)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At December 31, 2010 and 2009, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt:
NewPage Holding	$(2,456)	$(3,224)	$(2,686)	$(3,083)
NewPage	(2,425)	(3,005)	(2,624)	(2,882)

Other Fair Value Disclosures

See Note 9 for fair value information of pension and other postretirement plan assets.

See Note 4 for fair value information of assets held for sale recorded at fair value.

6.	OTHER CURRENT LIABILITIES

Accounts payable as of December 31, 2010 and 2009 includes $31 and $13 of outstanding checks in excess of cash.

Other current liabilities as of December 31, 2010 and 2009 consist of:

	2010	2009
Payroll and employee benefit costs	$97	$98
Interest	22	22
Interest rate swaps	—	31
Customer rebates	20	16
Other	71	71

	$210	$238

7.	LONG-TERM DEBT

The balances of long-term debt as of December 31, 2010 and 2009 are as follows:

	2010	2009
NewPage:
Revolving credit facility	$92	$52
11.375% first-lien senior secured notes (face amount $1,770 and $1,700)	1,684	1,601
Floating rate second-lien senior secured notes (LIBOR plus 6.25%)	225	225
10% second-lien senior secured notes (face amount $806)	805	805
12% senior subordinated notes (face amount $200)	199	199
Capital lease	152	148

Subtotal	3,157	3,030
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $224 and $207; LIBOR plus 7.00%)	219	201

Long-term debt	$3,376	$3,231

In January 2011, we amended our revolving credit facility in order to extend the termination date. Lenders with commitments aggregating to $470 accepted the revolver amendment. For those lenders the revolving credit facility matures on December 21, 2012, unless we do not repay or refinance our second-lien notes by December 2, 2011, in which case the revolving credit facility matures on March 1, 2012. For the remaining $30 of commitment, the revolving credit facility matures on December 21, 2012 unless we do not repay or refinance our second-lien notes by July 4, 2011, in which case the revolving credit facility matures on October 3, 2011.

In February 2010, we issued $70 in aggregate principal amount of 11.375% senior secured notes due 2014 that have the same terms as the existing first-lien senior secured notes.

Included in interest expense for the year ended December 31, 2009 is a loss of $85 from the extinguishment of debt, including the write-off of $13 of consent fees, and a reclassification adjustment of $48 of unrealized losses from accumulated other comprehensive income (loss) as the hedged forecasted cash flows were no longer probable of occurring as a result of the refinancing of the term loan with the proceeds from the first-lien senior secured notes.

Substantially all of our assets are pledged as collateral under our various debt agreements. These debt agreements contain various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on NewPage’s ability and the ability of NewPage’s subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to NewPage from its subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities. Our debt agreements also contain customary provisions for events of default. We were in compliance with all covenants as of December 31, 2010.

Principal payments on long-term debt for the next five years are payable as follows: zero in 2011, $2,893 in 2012, $424 in 2013, $160 in 2014 and zero in 2015. For NewPage, principal payments on long-term debt for the next five years are payable as follows: zero in 2011, $2,893 in 2012, $200 in 2013, $160 in 2014 and zero in 2015.

See Note 17 for additional information on the capital lease.

Revolving Credit Facility

We have a revolving credit facility of $500, of which there were $92 and $52 of borrowings outstanding under the revolving credit facility as of December 31, 2010 and 2009. For $470 of the commitment, the revolving credit facility matures upon the first to occur of (i) December 21, 2012 and (ii) the later of (a) March 1, 2012 and (b) the earliest date that is 61 days prior to the scheduled maturity date of the first-lien notes and the second-lien notes and any refinancing thereof. If we do not repay or refinance our second-lien notes by December 2, 2011, the revolving credit facility for this portion of the commitment would mature on March 1, 2012. For the remaining $30 of the commitment, the revolving credit facility matures upon the first to occur of (i) December 21, 2012 and (ii) the earliest date that is 181 days prior to the scheduled maturity date of the senior secured notes, senior subordinated notes, the NewPage Holding PIK notes, and any refinancing thereof. If we do not repay or refinance our second-lien notes by July 4, 2011, the revolving credit facility for this portion of the commitment would mature on October 3, 2011. Subject to customary conditions, including the absence of defaults under the revolving credit facility, amounts available under the revolving credit facility may be borrowed, repaid and re-borrowed, including in the form of letters of credit and swing line loans, until the maturity date thereof. The revolving credit facility may be utilized to fund working capital, to fund permitted acquisitions and capital expenditures, and for other general corporate purposes. The availability under the revolving credit facility is reduced by NewPage’s outstanding letters of credit, which totaled $105 and $94 at December 31, 2010 and 2009. The amount of loans and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 or an amount determined pursuant to a borrowing base. As of December 31, 2010, we had $141 available for borrowing in excess of the $50 minimum required balance on the revolving credit facility, after reduction for $105 in letters of credit and $92 in outstanding borrowings under the revolving credit facility. Amounts outstanding bear interest, at the option of NewPage, at a rate per annum equal to either (i) the base rate plus 2.50%, or (ii) LIBOR plus 3.50%. The interest rate spreads are subject to reduction upon meeting certain leverage thresholds or upon the occurrence of an initial public offering. Certain customary fees are payable to the lenders and the agents, including a commitment fee based upon non-use of available funds and letter of credit fees and issuer fronting fees. The weighted-average interest rate on the outstanding balance at December 31, 2010 was 4.7%.

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

The revolving credit facility, as amended, requires the maintenance of at least $50 of borrowing availability at all times under the revolving credit facility and limits our ability to make capital expenditures. To the extent that NewPage’s unused borrowing availability under the revolving credit facility is below $50 for 10 consecutive business days or $25 for three consecutive business days, NewPage is required to comply with specified financial ratios and tests, including a minimum interest ratio and maximum senior and total leverage ratios and, subsequent to March 31, 2011, a fixed charge coverage ratio. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity.

11.375% Senior Secured Notes

The senior secured first-lien notes consist of $1,770 face value of 11.375% senior secured first-lien notes (the “First-Lien Notes”) (with an effective interest rate of 13.7%). Interest on the First-Lien Notes is payable semi-annually in arrears on December 31 and June 30 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

The First-Lien Notes mature on the earlier of (i) December 31, 2014 or (ii) the date that is 31 days prior to the maturity date of the second-lien notes, the senior subordinated notes, the NewPage Holding PIK notes or any refinancing thereof. If we do not repay or refinance our second-lien notes by March 31, 2012, the First-Lien Notes would mature on that date. At any time after March 30, 2012, NewPage may redeem some or all of the First-Lien Notes at specified redemption prices. In addition, at any time prior to March 31, 2012, NewPage may, on one or more occasions, redeem some or all of the First-Lien Notes at a redemption price equal to 100% plus a “make-whole” premium. At any time before March 31, 2012, NewPage may, on one or more occasions, redeem up to 35% of the First-Lien Notes with the net cash proceeds of one or more qualified public equity offerings at 111.375% of the principal amount of the First-Lien Notes. At any time prior to March 31, 2012, but not more than once in any twelve-month period, NewPage may redeem up to 10% of the original aggregate principal amount of the First-Lien Notes at a redemption price of 103%, subject to certain rights of holders of the First-Lien Notes. Upon a change of control of NewPage, each holder of First-Lien Notes may require NewPage to repurchase all or any part of that holder’s First-Lien Notes for a payment equal to 101% of the aggregate principal amount of the First-Lien Notes.

Floating Rate and 10% Senior Secured Second-Lien Notes

The senior secured second-lien notes consist of $806 face value of 10% senior secured second-lien notes and $225 of floating rate senior secured second-lien notes (collectively, the “Second-Lien Notes”). The Second-Lien Notes mature on May 1, 2012. Interest on the 10% senior secured notes is payable semi-annually in arrears on May 1 and November 1. Interest on the 10% senior secured notes is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the floating rate senior secured notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.25% (6.5% and 6.5% at December 31, 2010 and 2009). NewPage pays interest on the floating rate senior secured notes quarterly, in arrears, on every February 1, May 1, August 1 and November 1.

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

Prior to May 1, 2011, NewPage may redeem all or a part of the 10% senior secured notes at a redemption price of 103%. After May 1, 2011, NewPage may redeem all or a part of the 10% senior secured notes at a redemption price of 100%. Prior to May 1, 2011, NewPage may redeem all or a part of the floating rate senior secured notes at a redemption price of 101.5%. After May 1, 2011, NewPage may redeem all or a part of the floating rate senior secured notes at a redemption price of 100%. If a change of control occurs, each holder of the Second-Lien Notes has the right to require NewPage to repurchase all or any part of that holder’s Second-Lien Notes at 101% of the face value.

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

Prior to May 1, 2011, NewPage may redeem all or a part of the senior subordinated notes at a redemption price of 103%. After May 1, 2011, NewPage may redeem all or a part of the senior subordinated notes at a redemption price of 100%. If a change of control occurs, each holder of the senior subordinated notes has the right to require NewPage to repurchase all or any part of that holder’s senior subordinated notes at 101% of the face value.

NewPage Holding Senior Unsecured PIK Notes

The NewPage Holding PIK Notes mature on November 1, 2013. Interest accrues at a rate per annum, reset semi-annually, equal to LIBOR plus 7.00% (7.4% and 7.6% at December 31, 2010 and 2009) and is payable by the issuance of additional NewPage Holding PIK Notes until maturity. The NewPage Holding PIK Notes are unsecured and are not guaranteed.

NewPage Holding may redeem all or part of the NewPage Holding PIK Notes at a redemption price of 100%. Upon a change of control, as defined in the NewPage Holding PIK Notes indenture, and certain asset sales, holders of the NewPage Holding PIK Notes will have the right to require NewPage Holding to repurchase all or part of the holder’s NewPage Holding PIK Notes.

8.	PORT HAWKESBURY BIOMASS PROJECT

In November 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, completed the sale of certain assets, including a boiler and land at the Port Hawkesbury, Nova Scotia mill, to Nova Scotia Power Inc. (“NSPI”) for a cash sales price of $79. The assets and proceeds of this sale will remain on our books until the completion of the construction phase (proceeds will be shown as a long-term liability).

In addition, NSPI and NPPH entered into a construction agreement for NPPH to construct for NSPI a biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately C$93. All costs of construction up to C$93 will be paid or reimbursed by NSPI. As part of the construction agreement, NPPH is subject to damages for failure to complete certain milestones on time, subject to limitations as provided in the agreement. In addition, NewPage issued a performance guarantee to NSPI, subject to a limitation of C$29, in the event that NPPH defaults on the agreement. Also as part of the construction agreement, NewPage issued a letter of credit of $10 to NSPI in November 2010 and an additional letter of credit of $5 in January 2011 in accordance with the terms of the construction agreement. All construction costs incurred, both directly and indirectly, will become other assets and all reimbursements and direct payments by NSPI will become long-term liabilities, pending completion of the construction. Upon completion of the construction phase, all the previously described assets and liabilities will be de-recognized from the balance sheet and recognized as (gain) loss on sale of assets in the statement of operations.

NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for and under the control of NSPI for an initial period of 25 years plus the period prior to completion of the turbine, with three automatic five-year renewal terms, unless notice of termination is given. In exchange for these services, NPPH will receive payment from NSPI based upon the amount of energy produced and NPPH will receive a portion of the steam generated from the utility plant for its needs. In addition, NPPH is subject to liquidated damages in the event that a minimum level of output is not achieved. In addition, NewPage issued a performance guarantee to NSPI, subject to a limitation of C$15, in the event that NPPH defaults on the agreement.

9.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

We provide retirement benefits for certain employees. In the U.S., pension benefits are provided through employer-funded qualified and non-qualified (unfunded) defined benefit plans and are a function of either years worked multiplied by a flat monetary benefit, or years worked multiplied by the highest five year’s average earnings out of the last ten years of an employee’s pension-eligible service. Effective January 1, 2009, benefits for U.S. salaried employees are determined under a cash balance plan and existing accumulated benefits have been frozen. Effective December 31, 2010, accumulated benefits in the cash balance pension plan were frozen. Accrued benefits will continue to earn annual interest credits, but participants will no longer earn cash balance benefit credits. Certain company contributions will now be made through the defined contribution plan beginning in 2011.

In Canada, pension benefits are provided through employer- and employee-funded defined benefit plans and benefits are a function of years worked and average final earnings during an employee’s pension-eligible service. Certain of the pension benefits are provided in accordance with collective bargaining agreements. Where pre-funding is required, independent actuaries determine the employer contributions necessary to meet the future obligations of the plans and such plan assets are held in trust for the plans. Benefits under our Canadian supplemental pension plan are unfunded but are secured through a letter of credit arrangement (see Note 11). In September 2010, benefits under the salaried Canadian pension plan were frozen, resulting in an adjustment to increase the benefit liability of $6 in the third quarter of 2010 with an offset to accumulated other comprehensive income (loss). This adjustment is the net result of the reduction in benefits from the plan amendment, more than offset by changes in actuarial assumptions as of the September 2010 remeasurement date.

We also provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. We generally fund the employer portion of these other postretirement benefits on a pay-as-you-go basis. For certain U.S. postretirement healthcare plans, the employer contributions toward the annual healthcare premium equivalent for retirees are limited to a specific monetary value or percentage, in which instance the remainder of the premium equivalent is the responsibility of the retiree. Certain of the other postretirement benefits are provided in accordance with collective bargaining agreements. In November 2009, we amended a postretirement benefit plan to phase-out Company-provided post-age 65 medical benefits for certain retirees by 2012. We recorded an adjustment to reduce the benefit liability of $57 in the fourth quarter of 2009 with an offset to other comprehensive income (loss). This adjustment is the net result of the reduction in benefits from the plan amendment, partially offset by changes in actuarial assumptions as of the November 2009 remeasurement date.

We also sponsor defined contribution plans for certain U.S. employees. Employees may elect to contribute a percentage of their salary on a pre-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. We may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain objectives. For the period from June 1, 2009 through December 31, 2010, we temporarily suspended the employer matching contribution for our salaried employees participating in the 401(k) plan as part of our cost reduction initiatives. Certain of the U.S. defined contribution benefits are provided in accordance with collective bargaining agreements. During the years ended December 31, 2010, 2009 and 2008, we incurred expenses of $8, $11 and $21 for employer contributions to these defined contribution plans.

The following tables set forth the changes in the benefit obligation relating to defined benefit pension and other postretirement benefits and fair value of plan assets during the year and also the funded status of our defined benefit pension and other postretirement benefit plans showing the amounts recognized in our consolidated balance sheets as of December 31, 2010 and 2009. The U.S. defined benefit pension obligations include unfunded liabilities of $13 and $13 as of December 31, 2010 and 2009, associated with a non-qualified defined benefit pension plan in the United States.

	Pension Plans
	U.S. Plans		Canadian Plans
	2010	2009	2010	2009
Benefit obligation at beginning of period	$1,127	$1,053	$328	$234
Service cost	24	23	3	2
Interest cost	64	63	20	19
Plan participant contributions	—	—	3	2
Benefits paid	(60)	(62)	(22)	(18)
Plan amendments	—	6	1	—
Termination benefits	—	—	(4)	—
Foreign currency exchange rate changes	—	—	20	42
Actuarial losses	69	44	33	47

Benefit obligation at end of period	1,224	1,127	382	328

Fair value of plan assets at beginning of period	899	798	269	197
Actual return on plan assets	114	162	25	36
Plan participant contributions	—	—	3	2
Employer contributions	1	1	17	17
Benefits paid	(60)	(62)	(22)	(18)
Foreign currency exchange rate changes	—	—	16	35

Fair value of plan assets at end of period	954	899	308	269

Funded status at end of period	$(270)	$(228)	$(74)	$(59)

Included in the balance sheet:
Other current liabilities	$(1)	$(1)	$—	$—
Other long-term obligations	(269)	(227)	(74)	(59)

Total net asset (liability)	$(270)	$(228)	$(74)	$(59)

Weighted-average assumptions:
Discount rate	5.4%	5.8%	5.4%	6.1%
Rate of compensation increase for compensation-based plans	N/A	4.0%	3.0%	3.0%

	Other Postretirement Plans
	U.S. Plans		Canadian Plans
	2010	2009	2010	2009
Benefit obligation at beginning of period	$137	$220	$18	$16
Service cost	2	2	1	1
Interest cost	6	11	1	1
Benefits paid	(19)	(26)	(2)	(2)
Plan amendments	—	(88)	(1)	(3)
Foreign currency exchange rate changes	—	—	—	3
Actuarial (gains) losses	(7)	18	(1)	2

Benefit obligation at end of period	119	137	16	18

Employer contributions	19	26	2	2
Benefits paid	(19)	(26)	(2)	(2)

Funded status at end of period	$(119)	$(137)	$(16)	$(18)

Included in the balance sheet:
Other current liabilities	$(19)	$(24)	$(1)	$(2)
Other long-term obligations	(100)	(113)	(15)	(16)

Total net asset (liability)	$(119)	$(137)	$(16)	$(18)

Weighted-average assumptions—
Discount rate	4.6%	5.0%	4.8%	5.2%

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments.

The amounts in accumulated other comprehensive income (loss) before tax that have not been recognized as components of net periodic defined benefit pension and other postretirement benefit cost as of December 31, 2010 and 2009 are as follows:

	2010

	Pension Plans		Other Post- retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Unrecognized net actuarial gains (losses)	$(249)	$(75)	$(7)	$6	$(325)
Net prior service (cost) credit	(10)	(1)	82	3	74

Total accumulated other comprehensive income (loss)	$(259)	$(76)	$75	$9	$(251)

	2009

	Pension Plans		Other Post- retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Unrecognized net actuarial gains (losses)	$(241)	$(51)	$(14)	$5	$(301)
Net prior service (cost) credit	(9)	—	94	3	88

Total accumulated other comprehensive income (loss)	$(250)	$(51)	$80	$8	$(213)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	2010

			Other Post-
	Pension Plans		retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Net actuarial gains (losses)	$(22)	$(23)	$7	$1	$(37)
Amortization of net actuarial gains (losses)	12	2	—	—	14
Net prior service (cost) credit	—	(1)	—	1	—
Amortization of net prior service credit	1	—	(12)	—	(11)
Foreign currency exchange rate changes	—	(3)	—	(1)	(4)

Total recognized in other comprehensive income (loss)	$(9)	$(25)	$(5)	$1	$(38)

	2009

			Other Post-
	Pension Plans		retirement Plans

	U.S.	Canada	U.S.	Canada	Total
Net actuarial gains (losses)	$60	$(26)	$(18)	$(2)	$14
Amortization of net actuarial gains (losses)	22	—	—	—	22
Net prior service (cost) credit	(6)	—	88	3	85
Amortization of net prior service credit	—	—	(3)	—	(3)
Foreign currency exchange rate changes	—	(5)	—	1	(4)

Total recognized in other comprehensive income (loss)	$76	$(31)	$67	$2	$114

	2008

			Other Post-
	Pension Plans		retirement Plans

	U.S.	Canada	U.S.	Canada	Total
Net actuarial gains (losses)	$(362)	$(15)	$2	$7	$(368)
Net prior service (cost) credit	(3)	—	10	—	7
Amortization of net prior service credit	—	—	(1)	—	(1)
Foreign currency exchange rate changes	—	3	—	(1)	2

Total recognized in other comprehensive income (loss)	$(365)	$(12)	$11	$6	$(360)

The estimated net actuarial loss and prior service cost for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $12 and $1. The estimated net actuarial loss and prior service cost for the Canadian defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $3 and less than $1. The estimated prior service cost (credit) for U.S. other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is $(12). The estimated net actuarial loss (gain) and prior service cost (credit) for Canadian other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are each $(1).

Total accumulated benefit obligation (“ABO”) as of December 31, 2010 and 2009 was $1,224 and $1,127 for all U.S. defined benefit pension plans and $367 and $314 for all Canadian defined benefit pension plans.

The following shows the ABO, the projected benefit obligation (“PBO”) and the fair value of plan assets as of December 31, 2010 and 2009 for defined benefit pension plans where the ABO exceeds the fair value of plan assets and where the PBO exceeds the fair value of plan assets:

	2010		2009
	U.S.	Canada	U.S.	Canada
ABO	$1,224	$367	$1,127	$314
PBO	1,224	382	1,127	328
Fair value of assets	954	308	899	269

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

The long-term strategic allocation target ranges for investments for the U.S. and Canadian pension plans are as follows:

	U.S.	Canada
Cash and cash equivalents	0% to 5%	0% to 10%
Equity securities	30% to 75%	50% to 70%
Debt securities	20% to 40%	33% to 45%
Real estate	0% to 10%	N/A
Other, including alternative investments	0% to 20%	N/A

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

The returns on these assets have generally matched the broader market. We are monitoring the effects of the market declines on our minimum pension funding requirements and pension expense for future periods. We do not anticipate material increases in our minimum funding requirements during 2011.

The fair values of plan assets at December 31, 2010, by asset classification are as follows:

U.S. Pension Plans

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
Registered investment companies (“RICs”) (1):
Global equity	$49	$49	$—	$—
U.S. equity	—	—	—	—

	49	49	—	—

Corporate debt (2):
Aaa to A-	27	—	27	—
Baa+ to Ba+	26	—	26	—

	53	—	53	—

Common/collective trusts (1):
Short term	3	—	3	—
U.S. equity	357	—	357	—
Global equity	53	—	53	—
International equity ex-U.S.	115	—	115	—
Long bond	106	—	106	—
Treasuries	45	—	45	—
Hedge	1	—	—	1

	680	—	679	1

Government securities - other (3):
Aaa to A-	8	—	8	—
Baa+ to Ba+	3	—	2	1

	11	—	10	1

Other types of investments:
Government securities - U.S. (3)	39	—	39	—
Hedge funds multi-strategy (4)	60	—	—	60
Common stock - real estate (5)	46	46	—	—
Partnership/joint venture interests (6)	13	—	—	13
Cash and cash equivalents	1	1	—	—
Other	2	2	—	—

	161	49	39	73

Total	$954	$98	$781	$75

Canadian Pension Plans

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
Common/collective trusts (1):
Global equity	$84	$—	$84	$—
Canadian equity	107	—	107	—
Canadian bond	28	—	28	—
Canadian long bond	87	—	87	—

	306	—	306	—

Other types of investments -
Cash and cash equivalents	2	2	—	—

Total	$308	$2	$306	$—

The fair values of plan assets at December 31, 2009, by asset classification are as follows:

U.S. Pension Plans

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
Registered investment companies (“RICs”) (1):
Global equity	$45	$45	$—	$—
U.S. equity	42	42	—	—

	87	87	—	—

Corporate debt (2):
Aaa to A-	28	—	28	—
Baa+ to Ba+	18	—	18	—

	46	—	46	—

Common/collective trusts (1):
Short term	11	—	11	—
U.S. equity	347	—	347	—
Global equity	62	—	62	—
International equity ex-U.S.	45	—	45	—
Long bond	100	—	100	—
Treasuries	49	—	49	—
Hedge	25	—	—	25

	639	—	614	25

Government securities - other (3):
Aaa to A-	4	—	4	—
Baa+ to Ba+	2	—	1	1

	6	—	5	1

Other types of investments:
Government securities - U.S. (3)	43	—	43	—
Hedge funds multi-strategy (4)	28	—	—	28
Common stock - real estate (5)	37	37	—	—
Partnership/joint venture interests (6)	11	—	—	11
Cash and cash equivalents	2	2	—	—

	121	39	43	39

Total	$899	$126	$708	$65

Canadian Pension Plans

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
Common/collective trusts (1):
Global equity	$77	$—	$77	$—
Canadian equity	89	—	89	—
Canadian bond	25	—	25	—
Canadian long bond	77	—	77	—

	268	—	268	—

Other types of investments -
Cash and cash equivalents	1	1	—	—

Total	$269	$1	$268	$—

(1) Common/collective trusts and registered investment companies are valued using a Net Asset Value (“NAV”) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.

(2) Corporate debt is valued primarily based on observable market quotations for similar bonds at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings.

(3) Government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar securities, the security is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

(4) Hedge funds are private investment vehicles valued using a NAV provided by the manager of each fund.

(5) Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

(6) Partnership/joint ventures are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.

The following is a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for Level 3 assets for the U.S. pension plans as of December 31, 2010:

	Total	Common/ collective trusts and RICs	Partner- ship/joint venture interests	Hedge funds	Govern- ment securities
Balance at December 31, 2009	$65	$25	$11	$28	$1
Realized gains (losses)	3	3	—	—	—
Unrealized gains (losses)	6	(2)	1	7	—
Purchases (sales)	1	(25)	1	25	—
Transfers in (out) of Level 3	—	—	—	—	—

Balance at December 31, 2010	$75	$1	$13	$60	$1

The following is additional information regarding Level 3 investments, held at December 31, 2010 that calculate net asset value per share (or its equivalent):

	Fair Value	Unfunded Commit- ments	Redemp- tion Frequency	Redemp- tion Notice Period
Multi-strategy hedge fund (a)	$27	$—	Quarterly	30 days
Debt securities hedge fund (b)	34	—	Semi-annually	90 days
Private equity (c)	13	10	N/A	N/A

	$74	$10

The following is a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for Level 3 assets for the U.S. pension plans as of December 31, 2009:

	Total	Common/ collective trusts and RICs	Partner- ship/joint venture interests	Hedge funds	Govern- ment securities
Balance at December 31, 2008	$52	$23	$11	$18	$—
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	11	2	(1)	10	—
Purchases (sales)	1	—	1	—	—
Transfers in (out) of Level 3	1			—	1

Balance at December 31, 2009	$65	$25	$11	$28	$1

The following is additional information regarding Level 3 investments, held at December 31, 2009 that calculate net asset value per share (or its equivalent):

	Fair Value	Unfunded Commit- ments	Redemp- tion Frequency	Redemp- tion Notice Period
Multi-strategy hedge fund (a)	$25	$—	Quarterly	60 days
Debt securities hedge fund (b)	28	—	Semi-annually	90 days
Private equity (c)	11	7	N/A	N/A

	$64	$7

(a) Invests in equities, equity-related instruments, fixed income and other debt-related instruments, real estate and other tangible assets, cash and cash equivalents, options, futures, swaps and other derivatives. The fund utilizes leverage in its investment program and includes both long and short positions. The fund’s investment objective is to generate consistent, absolute returns with low volatility.

(b) The fund’s objective is to achieve superior risk-adjusted total returns by investing primarily in public and private non-investment grade and nonrated debt securities. Securities and other instruments acquired by the Fund may include all types of debt obligations consisting primarily of public and private non-investment grade and nonrated debt, convertible bonds, preferred stock, bank debt, middle market loans and notes, trade claims, liquidating trusts, assignments, options swaps and any other securities with fixed-income characteristics, including, without limitation, debentures, notes deferred interest, pay-in-kind or zero coupon bonds, mortgages and mortgage-backed securities, collateralized mortgage obligations, other real-estate related instruments. The fund may also acquire common or preferred stock, warrants to purchase common or preferred stock, and any other equity interests.

(c) This category consists of several private equity funds some of which invest in other limited partnerships which make equity-oriented investments in young, growing or emerging companies or entities. Additionally, the funds can invest in limited partnerships or other pooled investment vehicles which, in turn, make investments in management buy-in, management buy-out, leveraged buy-out, mezzanine, special situation and recapitalization transactions or other partnerships either directly or purchased in the secondary market, as well as investments in mezzanine, distressed and venture debt. These funds invest in a wide range of industries primarily in the United States.

These investments cannot be redeemed. Instead, distributions are received when the underlying assets of the funds are liquidated.

A summary of the components of net periodic costs for the years ended December 31, 2010, 2009 and 2008, is as follows:

Pension Plans

	U.S. Plans			Canadian Plans
	2010	2009	2008	2010	2009	2008
Service cost	$24	$23	$17	$3	$2	$3
Interest cost	64	63	61	20	19	17
Termination benefits	—	—	1	—	—	—
Amortization of net loss	12	22	—	2	—	—
Expected return on plan assets	(65)	(58)	(82)	(19)	(15)	(19)

Net periodic cost (income)	$35	$50	$(3)	$6	$6	$1

Weighted-average assumptions:
Discount rate	5.8%	6.2%	6.4%	6.1%	7.5%	5.5%
Long-term expected rate of return on plan assets	7.5%	7.5%	7.9%	7.0%	7.0%	7.0%
Rate of compensation increase for compensation-based plans	4.0%	4.0%	4.5%	3.0%	3.0%	3.0%

Other Postretirement Plans

	U.S. Plans			Canadian Plans
	2010	2009	2008	2010	2009	2008
Service cost	$2	$2	$2	$1	$1	$1
Interest cost	6	11	14	1	1	1
Expected return on plan assets	—	—	(1)	—	—	—
Amortization of net prior service cost (credit)	(12)	(3)	(1)	—	—	—

Net periodic cost	$(4)	$10	$14	$2	$2	$2

Weighted-average assumptions:
Discount rate	5.0%	6.2%	6.1%	5.2%	7.3%	5.0%
Weighted-average healthcare cost trend rate	9.0%	9.5%	10.0%	8.0%	9.0%	9.5%
Long-term expected rate of return on plan assets	—	—	4.5%	—	—	—

The annual rate of increase in healthcare costs in the U.S. is assumed to decline ratably each year until reaching 5.0% in 2017. The annual rate of increase in healthcare costs in Canada is assumed to decline ratably each year until reaching 5.0% in 2015.

A one-percentage-point change in assumed retiree healthcare costs trend rates would have the following effects at December 31, 2010:

	Increase		Decrease
	U.S.	Canada	U.S.	Canada
Effect on total service and interest cost components	$—	$—	$—	$—
Effect on accumulated postretirement benefit obligation	1	1	(1)	—

Estimated future benefit payments for the plans for each of the next five years and for the five years thereafter are expected to be paid as follows:

	Pension Plans		Other Postretirement Plans
	U.S.	Canada	U.S.	Canada
2011	$64	$22	$19	$2
2012	67	22	15	2
2013	69	23	13	2
2014	72	23	11	1
2015	75	23	10	1
2016 through 2020	418	125	40	4

Expected employer contributions to be paid during the next year are as follows:

	Pension Plans		Other Postretirement Plans
	U.S.	Canada	U.S.	Canada
Expected payments during 2011	$4	$14	$19	$2

10.	INCOME TAXES

The principal current and noncurrent deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	NewPage Holding		NewPage
	2010	2009	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$1,231	$1,062	$1,231	$1,061
Compensation-related costs	316	300	316	300
Intangible assets	49	55	49	55
Tax credits	64	63	64	63
Other accruals and reserves	59	58	18	26

Total deferred tax assets	1,719	1,538	1,678	1,505
Valuation allowance	(1,086)	(793)	(1,045)	(760)

Net deferred tax assets	633	745	633	745

Deferred tax liabilities:
Property, plant and equipment	(623)	(741)	(623)	(741)
Inventory	(9)	(2)	(9)	(2)
Other	(1)	(1)	(1)	(1)

Total deferred tax liabilities	(633)	(744)	(633)	(744)

Net deferred tax asset (liability)	$—	$1	$—	$1

Included in the balance sheet:
Other current assets—deferred tax asset	$—	$4	$—	$4
Other long-term obligations—deferred tax liability	—	(3)	—	(3)

Net deferred tax asset (liability)	$—	$1	$—	$1

We have not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on our income tax returns upon review by the taxing authorities. These uncertain tax benefits will be included as an adjustment to income tax expense upon the expiration of the statutes of limitations or upon resolution with the taxing authorities. We expect the amount of unrecognized tax benefits to decrease by $8 within the next 12 months due to expiring statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$63
Additions related to the Acquisition	58

Balance at December 31, 2008	121
Net increases to prior year positions	1
Reversals—expiration of statutes of limitations	(13)

Balance at December 31, 2009	109
Reversals—expiration of statutes of limitations	(9)

Balance at December 31, 2010	$100

The significant components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
NewPage Holding:	2010	2009	2008
Deferred income tax expense (benefit):
U.S. federal	$(259)	$(135)	$(58)
State and local	(35)	(23)	(34)
Foreign	2	—	—

Total deferred income tax expense (benefit)	(292)	(158)	(92)
Valuation allowance	293	144	96

	1	(14)	4
Allocation to other comprehensive income (loss)	—	45	—

Income tax (benefit)	$1	$(59)	$4

	Year Ended December 31,
NewPage:	2010	2009	2008
Deferred income tax expense (benefit):
U.S. federal	$(252)	$(127)	$(60)
State and local	(34)	(23)	(33)
Foreign	2	—	—

Total deferred income tax expense (benefit)	(284)	(150)	(93)
Valuation allowance	285	137	87

	1	(13)	(6)
Allocation to other comprehensive income (loss)	—	41	(6)

Income tax (benefit)	$1	$(54)	$—

The following tables summarize the major differences between the actual income tax provision (benefit) attributable to income (loss) before income taxes and taxes computed at the U.S. federal statutory rate:

	Year Ended December 31,
NewPage Holding:	2010	2009	2008
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(236)	$(133)	$(48)
State and local income taxes, net of federal benefit	(35)	(23)	(34)
Permanent differences	1	—	—
Tax credits	(1)	—	(8)
Valuation allowance	272	144	96
Allocation from other comprehensive income (loss)	—	(45)	—
Other	—	(2)	(2)

Income tax (benefit)	$1	$(59)	$4

Effective tax rate	(0.2)%	15.4%	(3.2)%

	Year Ended December 31,
NewPage:	2010	2009	2008
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(230)	$(126)	$(41)
State and local income taxes, net of federal benefit	(34)	(23)	(33)
Permanent differences	1	—	—
Tax credits	(1)	—	(8)
Valuation allowance	265	137	87
Allocation from other comprehensive income (loss)	—	(41)	6
Other	—	(1)	(11)

Income tax (benefit)	$1	$(54)	$—

Effective tax rate	(0.2)%	15.1%	(0.2)%

We file income tax returns in the United States for federal and various state jurisdictions and in Canada. As of December 31, 2010, periods beginning in 2007 are still open for examination by various taxing authorities; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2007.

The federal net operating loss carryforward at December 31, 2010 was $2,425 and expires between 2021 and 2030. The Canadian federal net operating loss carryforward available to reduce Canadian federal taxable income at December 31, 2010 was C$1,077 and expires between 2025 and 2027. We have recorded a valuation allowance against our net deferred income tax benefits as it is unlikely that we will realize those benefits. For purposes of allocating the income tax benefit to income (loss) before taxes, amounts of other comprehensive income result in income tax expense recorded in other comprehensive income and the offsetting amount as an allocation to tax benefit from operations. For the year ended December 31, 2010 and 2009, we have allocated zero and $45 of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to income tax (benefit) from operations. For the year ended December 31, 2010 and 2009, for NewPage, we have allocated zero and $41 of tax expense to other comprehensive income (loss) and the corresponding offset as an allocation to income tax (benefit) from operations. The amounts for the year ended December 31, 2009, reflect the reclassification to income tax (benefit) of all amounts previously allocated to other comprehensive income (loss) related to the interest rate swap cash flow hedges. Also included in the year ended December 31, 2009 is a tax benefit of $12, reflecting the decreases to our state deferred tax liabilities resulting from changes in the company’s distribution channels. Deferred taxes are not provided on translation gains and losses because we expect earnings of our Canadian subsidiary to be permanently reinvested.

A reconciliation of the valuation allowance on deferred tax assets is as follows:

	NewPage Holding	NewPage
Balance at December 31, 2008	$649	$623
Current year activity	144	137

Balance at December 31, 2009	793	760
Current year activity	293	285

Balance at December 31, 2010	$1,086	$1,045

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

11.             COMMITMENTS AND CONTINGENCIES

Contingencies

In a notice dated January 25, 2011, staff at the Federal Energy Regulatory Commission, or FERC, reported that they had preliminarily determined that our subsidiary, Rumford Paper Company, or Rumford, violated FERC regulations in connection with Rumford’s participation in ISO-New England’s Day Ahead Load Response Program from July 2007 through February 2008. Under the program, participants were paid to reduce their electrical load on the New England power grid from their “baseline” load levels. FERC asserts that Rumford improperly established and maintained an artificially low baseline, allowing it to receive increased payments under the program. Rumford cooperated with FERC throughout its investigation and has denied any wrongdoing.

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

Commitments

We are party to fiber supply agreements that entitle us to purchase minimum volumes of wood at market prices for periods through 2026, with renewal periods at our option. We are required to purchase minimum levels and have optional volumes that we can purchase under some of the agreements. The agreements include a limitation of damages under which our maximum potential damages for default are based on a price per ton of wood not delivered, and excuse performance if the failure is the result of a force majeure event that would have prevented either party from performing its obligations. The aggregate maximum amount of potential damages declines from approximately $21 per year in 2011 and totals an aggregate of $160 for all periods. These contracts are assignable by either party with mutual consent.

We have provided letters of credit to various environmental agencies as a means of providing financial assurance with regard to environmental liabilities. We also provided a letter of credit for securing a supplemental pension obligation, letters of credit or other financial assurance obligations to fulfill supplier financial assurance requirements and letters of credit in connection with the Port Hawkesbury biomass project. As of December 31, 2010, we had $105 in outstanding letters of credit. Payment would only be required under these letters of credit if we defaulted on commitments made under these arrangements.

We are a party to a service agreement that provides information technology services through December 31, 2017, necessary to support our operations, at specified monthly base prices. The base price for services under this agreement is approximately $20 annually and can be terminated with early termination payments that decline over time.

In 2006, we were awarded financial assistance in the amount of C$65 from the Province of Nova Scotia. The amount will be paid out over seven years (C$10 in each of the first six years, and C$5 in the seventh year) and is recorded in other (income) expense. Payout is to be made upon completion of each cumulative 12 month period of operation of the paper machines. As of December 31, 2010, there is C$26 remaining to be earned under this grant. If there is no production for 24 continuous months, all current and future payments will be forfeited.

12.            EQUITY

As of December 31, 2010, NewPage Group was the sole holder of record of the shares of NewPage Holding common stock and NewPage Holding was the sole holder of record of the shares of NewPage common stock. There is no established public trading market for our common stock and we have never paid or declared a cash dividend on the common stock. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

Under repurchase agreements entered into with former executive officers, NewPage Group agreed to repurchase each former executive officer’s NewPage Group common stock. NewPage loaned $1, $1 and $6 to NewPage Group to enable it to satisfy its repurchase obligations in 2010, 2009 and 2008. These loans were recorded as a reduction in stockholder’s equity as repayment is not assured.

Equity Compensation

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

Furthermore, certain other members of management hold options to purchase NewPage Group Common Stock that only vest upon the occurrence of a change of control or an initial public offering.

Stock options are the only form of compensation granted under the incentive plan as of December 31, 2010. Stock options expire not later than ten years from the date of grant. Half of the options vest in three equal annual installments, while the other 50% of the options vest in three equal annual installments based on meeting performance targets at the sole discretion of the compensation committee. To the extent performance targets are not met in a given year, they can still be met on a cumulative basis in a subsequent period during the three-year vesting period. All options will vest only to the extent the employee remains employed by us on each vesting date. However, a portion of the options will automatically vest upon a change of control or an initial public offering. Because the performance targets are determined annually, the performance-based options will not be considered granted until the performance criteria are approved by the compensation committee. Thus, while the performance-based options have already been awarded, for accounting purposes they will not be considered granted until the performance criteria are approved by the compensation committee in a future period.

The performance criteria for the 2008, 2009 and 2010 tranches of the performance-based options were not met in those years and any previously recognized expense associated with these grants was reversed when it became improbable that performance targets would be met for the year.

In February 2010, the compensation committee amended the outstanding stock option awards of employees and directors to change the exercise price to $2.00 per share and vest the unearned performance-based options for 2008 and 2009. Included in the amount of equity award expense for the year ended December 31, 2010 is $8 to reflect the effects of the modification and the vesting of the prior-year unearned performance-based options. Also included in the amount of equity award expense for the year ended December 31, 2010 is $5 of remaining unamortized grant-date fair value relating to the accelerated vesting of stock options previously awarded to certain former executive officers. In accordance with their stock option agreements, upon their separation all of their outstanding stock options became vested. None of these options were exercised by the executive officers.

We have recognized expense for options of $21, $10 and $18, included in selling, general and administrative expenses, for the years ended December 31, 2010, 2009 and 2008.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price

Outstanding at December 31, 2009	5,070	$20.47
Granted	2,995	3.86
Forfeited or expired	(4,815)	8.94

Outstanding at December 31, 2010	3,250	1.95

Exercisable at December 31, 2010	2,097	2.00

The outstanding options and the exercisable options at December 31, 2010, each have a weighted-average remaining contractual life of 7.3 years. As of December 31, 2010, unrecognized compensation cost for outstanding options totaled $3, including $1 for unearned performance-based stock options for which vesting is improbable as of December 31, 2010. Stock compensation expense is expected to be $2 in 2011 for unvested options outstanding as of December 31, 2010. The total fair value of shares vested in 2010, 2009 and 2008 was $27, $12 and $12, respectively.

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

Assumptions used to determine the fair value of option grants are as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted-average fair value of options granted	$2.81	$3.06	$12.33
Weighted-average assumptions used for grants:
Expected volatility	90%	90%	60%
Risk-free interest rate	1.8%	2.0%	3.2%
Expected life of option (in years)	4	5	5

13.            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss), net unrealized gain (loss) on cash flow hedges, foreign currency translation adjustments and changes related to our defined benefit plans. The components of accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 are as follows:

	2010	2009
NewPage:
Unrealized gain (loss) on cash flow hedges	$(2)	$(2)
Foreign currency translation adjustment	5	4
Unrecognized gain (loss) on defined benefit plans, including tax expense of $44 and $44	(295)	(257)

	$(292)	$(255)

NewPage Holding:
Unrealized gain (loss) on cash flow hedges	$(2)	$(2)
Foreign currency translation adjustment	5	4
Unrecognized gain (loss) on defined benefit plans, including tax expense of $54 and $54	(305)	(267)

	$(302)	$(265)

14.            OTHER (INCOME) EXPENSE

During 2010, we recognized asset impairment charges in other (income) expense of $210, including $196 during the fourth quarter of 2010 associated with the Whiting and Kimberly mills assets held for sale.

The U.S. Internal Revenue Code allowed a refundable excise tax credit for alternative fuel mixtures produced for sale or for use as a fuel in a trade or business. The credit was equal to fifty cents per gallon of alternative fuel contained in the mixture and is a refundable credit. We recognized income for the credits at the time the alternative fuel mixtures were used in our operations and when all income recognition criteria were met. During the years ended December 31, 2010 and 2009, we recognized $(22) and $(304) of income in other (income) expense for alternative fuel mixture tax credits, as income recognition criteria was met.

15.                 DISPOSITIONS

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”). The purchase price will be equal to the net book value of the assets at the time of closing, which is subject to regulatory approvals. In November 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70. The closing of the transaction is subject to completion of the CWPCo Utility sale and regulatory approval. These transactions are expected to close in 2011. We continue to hold and operate the assets in the normal course of our operations.

In March 2009, NewPage Wisconsin System Inc. (“NPWSI”), an indirect wholly-owned subsidiary of NewPage, completed the sale of a hydroelectric generating facility located in Niagara, Wisconsin to Northbrook Wisconsin, LLC for a net cash sales price of $22. Included in cost of sales for the year ended December 31, 2009 is a loss on the sale of $3.

16.                 RESTRUCTURING

Whiting Mill Closure

During the fourth quarter of 2010, we announced a plan to permanently close the Whiting, Wisconsin mill and both paper machines by the end of February 2011. Approximately 360 employees at the facility will be affected. The decision to close the facility was made in order to better align capacity with market demand. As a result of these actions, including the evaluation of capacity needs, during the fourth quarter of 2010 we recorded asset impairment charges for the Whiting and Kimberly mills of $196 in other (income) expense and have classified these assets as held for sale. In addition, during the fourth quarter of 2010, we recognized $2 of employee-related costs recorded in cost of sales. We expect to recognize an additional charge of approximately $6 in cost of sales during the first quarter of 2011 for employee-related costs and we expect to recognize additional charges in cost of sales of approximately $10 to $15 for contract termination and other closure related costs, primarily during 2011. The facility closure and related activities are expected to be substantially completed during the first half of 2011. The severance and other closure cost require the outlay of cash while the asset impairment charge represents a non-cash charge. We expect no material effect on future earnings or cash flows as a result of the Whiting mill closure.

SENA Acquisition

During 2008, we announced actions being taken to integrate NewPage operations and the former SENA facilities and services. The restructuring actions included the permanent closure of six paper machines and two mills affecting approximately 980 employees, the permanent closure of a converting facility affecting approximately 160 employees and the reduction of personnel in other areas, including sales, finance and other support functions, affecting approximately 200 employees. These activities were completed in 2010.

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

The activity in the accrued restructuring liability relating to the SENA restructuring actions for the year ended December 31, 2010 and 2009 was as follows:

	Closure Costs	Employee Costs
Balance accrued at December 31, 2008	$14	$19
Adjustments	—	(1)
Payments	(10)	(15)

Balance accrued at December 31, 2009	4	3
Payments	(4)	(3)

Balance accrued at December 31, 2010	$—	$—

17.                 LEASE OBLIGATIONS

We lease certain buildings, transportation equipment and office equipment under operating leases with terms of one to 10 years. Rental expense for the years ended December 31, 2010, 2009 and 2008 was $22, $25 and $23.

We are a party to a capital lease for a paper machine. The lease has a basic lease term which expires in 2014. At the end of the basic lease term, we have the option to purchase the machine or the lessor can require us to renew the lease through 2025. The lease contains a purchase option at an amount approximating fair market value at lease termination. The leased asset is included in property, plant and equipment.

Future minimum non-cancelable operating lease payments and capital lease payments and the related present value of the capital lease payments at December 31, 2010 are as follows:

	Operating Leases	Capital Lease
2011	$8	$7
2012	5	7
2013	4	8
2014	2	164
2015	2	—
Thereafter	1	—

Total minimum lease payments	$22	186

Portion representing interest		(34)

Present value of net minimum lease payments		$152

18.                 RELATED PARTY TRANSACTIONS

Cerberus retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies, including NewPage. We believe that the terms of these consulting arrangements are materially consistent with those terms that would have been obtained in an arrangement with an unaffiliated third party. Activity related to Cerberus’ monitoring of their equity investment, such as non-independent director fees and expenses, are not charged to the Company. Cerberus also provides certain services free of charge, including chairman and company director fees and expenses. We have commercial arrangements with other entities that are owned or controlled by Cerberus. Commercial Finance LLC, an affiliate of Cerberus, is a lender under our revolving credit facility. We believe that these transactions are on arms’-length terms and are not material to our results of operations or financial position.

We are a party to various purchase and sale agreements with a subsidiary of SEO. We believe that these transactions are on arms’-length terms and are not material to our results of operations or financial position.

19.                 RECENTLY ISSUED ACCOUNTING STANDARDS

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

20.                 SUPPLEMENTAL CONSOLIDATING INFORMATION

NewPage has issued $1,770 face amount of 11.375% senior secured notes due May 2014, $225 face amount of floating rate senior secured notes due May 2012, $806 face amount of 10% senior secured notes due May 2012 and $200 face amount of 12% senior subordinated notes due May 2013 (collectively, the “Notes”). The Notes are jointly and severally guaranteed on a full and unconditional basis by NewPage’s 100%-owned subsidiaries, except Consolidated Water Power Company and Rumford Cogeneration Company L.P., our non-guarantor subsidiaries.

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$7	$—	$8
Accounts receivable	226	65	1	—	292
Inventories	218	305	—	—	523
Other current assets	12	7	1	—	20

Total current assets	457	377	9	—	843

Intercompany receivables	1,250	504	162	(1,916)	—
Property, plant and equipment, net	26	2,485	47	—	2,558
Port Hawkesbury biomass project	—	5	—	—	5
Investment in subsidiaries	1,554	57	—	(1,611)	—
Other assets	98	6	1	—	105

TOTAL ASSETS	$3,385	$3,434	$219	$(3,527)	$3,511

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$50	$144	$1	$—	$195
Other current liabilities	71	133	6	—	210

Total current liabilities	121	277	7	—	405

Intercompany payables	504	1,267	145	(1,916)	—
Long-term debt	3,005	152	—	—	3,157
Proceeds from NSPI for Port Hawkesbury biomass project	—	80	—	—	80
Other long-term liabilities	412	104	10	—	526
Equity (deficit)	(657)	1,554	57	(1,611)	(657)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,385	$3,434	$219	$(3,527)	$3,511

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$4	$—	$5
Accounts receivable	230	65	1	—	296
Inventories	293	309	—	—	602
Other current assets	15	7	1	—	23

Total current assets	539	381	6	—	926

Intercompany receivables	1,262	274	85	(1,621)	—
Property, plant and equipment, net	41	2,867	57	—	2,965
Investment in subsidiaries	1,783	66	—	(1,849)	—
Other assets	110	3	1	—	114

TOTAL ASSETS	$3,735	$3,591	$149	$(3,470)	$4,005

LIABILITIES AND EQUITY
Accounts payable	$54	$176	$—	$—	$230
Other current liabilities	117	116	5	—	238

Total current liabilities	171	292	5	—	468

Intercompany payables	274	1,279	68	(1,621)	—
Long-term debt	2,882	148	—	—	3,030
Other long-term liabilities	394	89	10	—	493
Equity	14	1,783	66	(1,849)	14

TOTAL LIABILITIES AND EQUITY	$3,735	$3,591	$149	$(3,470)	$4,005

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
Net sales	$3,226	$3,169	$87	$(2,886)	$3,596
Cost of sales	3,127	3,184	86	(2,886)	3,511
Selling, general and administrative expenses	181	2	—	—	183
Equity in (earnings) loss of subsidiaries	235	(1)	—	(234)	—
Interest expense	363	12	—	—	375
Other (income) expense, net	(24)	206	—	—	182

Income (loss) before income taxes	(656)	(234)	1	234	(655)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(656)	$(235)	$1	$234	$(656)

YEAR ENDED DECEMBER 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$2,547	$2,710	$84	$(2,235)	$3,106
Cost of sales	2,417	2,911	83	(2,240)	3,171
Selling, general and administrative expenses	169	11	—	—	180
Equity in (earnings) loss of subsidiaries	183	(1)	—	(182)	—
Interest expense	410	8	—	—	418
Other (income) expense, net	(302)	(4)	—	—	(306)

Income (loss) before income taxes	(330)	(215)	1	187	(357)
Income tax (benefit)	(22)	(32)	—	—	(54)

Net income (loss)	(308)	(183)	1	187	(303)
Net income (loss)—noncontrolling interests	—	—	—	5	5

Net income (loss) attributable to the company	$(308)	$(183)	$1	$182	$(308)

YEAR ENDED DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$2,144	$3,978	$89	$(1,855)	$4,356
Cost of sales	1,905	3,843	89	(1,858)	3,979
Selling, general and administrative expenses	148	69	—	—	217
Equity in (earnings) loss of subsidiaries	(67)	—	—	67	—
Interest expense	268	9	—	—	277
Other (income) expense, net	5	(8)	—	—	(3)

Income (loss) before income taxes	(115)	65	—	(64)	(114)
Income tax (benefit)	2	(2)	—	—	—

Net income (loss)	(117)	67	—	(64)	(114)
Net income (loss)—noncontrolling interests	—	—	—	3	3

Net income (loss) attributable to the company	$(117)	$67	$—	$(67)	$(117)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$(96)	$(23)	$4	$—	$(115)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6)	(61)	(1)	—	(68)
Proceeds from sales of assets	—	12	—	—	12
Other investing activities	—	(5)	—	—	(5)

Net cash provided by (used for) investing activities	(6)	(54)	(1)	—	(61)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	—	—	67
Payment of financing costs	(4)	—	—	—	(4)
Borrowings on revolving credit facility	946	—	—	—	946
Payments on revolving credit facility	(906)	—	—	—	(906)
Proceeds from NSPI for Port Hawkesbury biomass project	—	79	—	—	79
Purchase of interest of limited partner in Rumford Cogeneration	—	(6)	—	—	(6)
Loan to parent companies	(1)	—	—	—	(1)

Net cash provided by (used for) financing activities	102	73	—	—	175

Effect of exchange rate changes on cash and cash equivalent	—	4	—	—	4

Net increase (decrease) in cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents at beginning of period	1	—	4	—	5

Cash and cash equivalents at end of period	$1	$—	$7	$—	$8

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$(1)	$36	$2	$7	$44

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8)	(67)	—	—	(75)
Proceeds from sales of assets	—	28	—	—	28

Net cash provided by (used for) investing activities	(8)	(39)	—	—	(47)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,598	—	—	—	1,598
Payment of financing costs	(54)	—	—	—	(54)
Distributions from Rumford Cogeneration to limited partners	—	—	—	(7)	(7)
Purchase of interest of limited partner in Rumford Cogeneration	—	(1)	—	—	(1)
Loans to parent companies	(3)	—	—	—	(3)
Repayments on long-term debt	(1,584)	—	—	—	(1,584)
Borrowings on revolving credit facility	1,205	—	—	—	1,205
Payments on revolving credit facility	(1,153)	—	—	—	(1,153)

Net cash provided by (used for) financing activities	9	(1)	—	(7)	1

Effect of exchange rate changes on cash and cash equivalent	—	4	—	—	4

Net increase (decrease) in cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents at beginning of period	1	—	2	—	3

Cash and cash equivalents at end of period	$1	$—	$4	$—	$5

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used for) operating activities	$(45)	$103	$(5)	$7	$60

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	(8)	—	—	—	(8)
Capital expenditures	(11)	(154)	—	—	(165)
Proceeds from sales of assets	—	4	2	—	6

Net cash provided by (used for) investing activities	(19)	(150)	2	—	(167)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	—	—	—	(8)	(8)
Loans to parent companies	(7)	—	—	—	(7)
Repayments on long-term debt	(16)	—	—	—	(16)
Borrowings on revolving credit facility	153	—	—	—	153
Payments on revolving credit facility	(153)	—	—	—	(153)

Net cash provided by (used for) financing activities	(23)	—	—	(8)	(31)

Effect of exchange rate changes on cash and cash equivalent	—	(2)	—	—	(2)

Net increase (decrease) in cash and cash equivalents	(87)	(49)	(3)	(1)	(140)
Cash and cash equivalents at beginning of period	88	49	5	1	143

Cash and cash equivalents at end of period	$1	$—	$2	$—	$3

21.             CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

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

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

Dollars in millions, except per share amounts

ASSETS	2010	2009
Investment in NewPage	$(657)	$14
Other assets	1	1

TOTAL ASSETS	$(656)	$15

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Long-term debt—NewPage Holding PIK Notes	$219	$201

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock—10 shares authorized, issued outstanding, $0.01 per share par value	—	—
Additional paid-in capital	707	685
Accumulated deficit	(1,280)	(606)
Accumulated other comprehensive income (loss)	(302)	(265)

Total stockholder’s equity (deficit)	(875)	(186)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$(656)	$15

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Dollars in millions

	2010	2009	2008
Interest expense—non-cash	$18	$20	$21
Equity in (earnings) loss of NewPage	656	308	117

Income (loss) before income taxes	(674)	(328)	(138)
Income tax (benefit)	—	(5)	4

Net income (loss)	$(674)	$(323)	$(142)

NEWPAGE HOLDING CORPORATION—PARENT ONLY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Dollars in millions

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(674)	$(323)	$(142)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non-cash interest expense	18	20	21
Equity in (earnings) loss in NewPage	656	308	117
Deferred income taxes	—	(5)	4

Net cash provided by (used for) operating activities	—	—	—

Net increase in cash and cash equivalents at end of year	$—	$—	$—

*****

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2010, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing these reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The audit committee of each of NewPage Holding’s and NewPage’s board of directors is composed of directors, a majority of whom are independent, in accordance with the requirements of the New York Stock Exchange listing standards and the Exchange Act. The audit committee of each of NewPage Holding and NewPage meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The committee reviews with the independent auditors the scope and results of the audit effort. The committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the committee.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that NewPage Holding and NewPage maintained effective internal control over financial reporting as of December 31, 2010.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the names, ages and a brief account of the business experience for at least the last ten years of the directors and executive officers of NewPage Holding and NewPage as of February 11, 2011.

Name	Age	Position

Chan W. Galbato	48	Chairman of the Board

George F. Martin	53	Director, President and Chief Executive Officer

Robert M. Armstrong	71	Director

Ronald C. Kesselman	67	Director

Julian Markby	59	Director

Robert L. Nardelli	62	Director

Lenard B. Tessler	58	Director

Raymond H. Wechsler	65	Director

Alexander M. Wolf	36	Director

George J. Zahringer, III	57	Director

Daniel A. Clark	52	Senior Vice President, Chief Administrative Officer

Douglas K. Cooper	63	Vice President, General Counsel and Secretary

Laszlo M. Lukacs	46	Senior Vice President, Operations

Barry R. Nelson	46	Senior Vice President, Sales

David J. Prystash	49	Senior Vice President and Chief Financial Officer

Chan W. Galbato has been the chairman of the board of directors of NewPage, NewPage Holding and NewPage Group since August 2010. Since August 2009, Mr. Galbato has been a senior operating executive of Cerberus Operations and Advisory Company, LLC, an affiliate of our indirect controlling stockholder. From November 2007 to August 2009, Mr. Galbato owned and managed CWG Hillside Investments LLC, a consulting business providing operational and strategic turnaround expertise to CEOs of portfolio-based companies. From October 2005 to November 2007, Mr. Galbato served as president and chief executive officer of the Controls Group of businesses for Invensys plc. He was president of Home Services as well as president of the commercial distribution arm of companies for The Home Depot, Inc. from October 2003 to October 2005. Mr. Galbato served as president and chief executive officer of Armstrong Floor Products from June 2001 to July 2003 and chief executive officer of Choice Parts, LLC, a joint-venture auto parts locator and catalog business, from June 2000 to June 2001. He also serves as a director of Brady Corporation and Tower International, Inc.

George F. Martin has been president and chief executive officer and a member of the board of directors of NewPage, NewPage Holding and NewPage Group since August 2010. Prior to that, he had been senior vice president, operations since December 2007. Prior to that Mr. Martin had been vice president, operations since April 2006. Prior to that, Mr. Martin served as vice president, coated operations from May 2005 to March 2006. From February 2003 through April 2005, Mr. Martin was vice president of operations at the Escanaba mill of MeadWestvaco’s Papers Group. From February 2002 through January 2003, Mr. Martin was director of integration for MeadWestvaco’s Papers Group. Previously, he was production manager of the Luke mill of Westvaco since 1997.

Robert M. Armstrong has been a member of the board of directors of NewPage and NewPage Holding since April 2006 and a member of the board of directors of NewPage Group since October 2007. Mr. Armstrong serves on the board and audit committee of the Quantitative Group of Mutual Funds. Mr. Armstrong has been a private consultant since 1998.

Ronald C. Kesselman has been a member of the board of directors of NewPage, NewPage Holding and NewPage Group since May 2010. Mr. Kesselman has a 40-year career in senior executive and management positions with consumer products and food processing companies, including past service as chairman and chief executive officer of Elmer Products, Inc. from 1995 to 2003 and chief executive officer of the Berwind Consumer Products Group from 2003 through 2004 after the sale of Elmer’s to the Berwind Group. Mr. Kesselman currently serves on the boards of directors of American Italian Pasta Company, a pasta manufacturing and marketing company, Imperial Sugar Company, a sugar manufacturing and marketing company, and Inventure Group, Inc., a manufacturer and marketer of snack foods and related food products.

Julian Markby has been a member of the board of directors of NewPage, NewPage Holding and NewPage Group since January 2011. Mr. Markby has been president of J. Markby and Associates, Inc., a consulting firm providing independent merger and acquisition services and consulting services, since January 2005. Mr. Markby was the head of corporate development for PetroAlgae LLC, an alternative energy development company, from May 2009 to October 2009. He was a managing director at Wasserstein Perella/Dresdner Kleinwort Wasserstein from January 1998 to December 2004. Mr. Markby served on the boards of three hedge funds managed by Greenwich Alternative Investments from April 2007 to May 2009.

Robert L. Nardelli has been a member of the board of directors of NewPage, NewPage Holding and NewPage Group since June 2010. Mr. Nardelli was chairman of the board of directors of NewPage, NewPage Holding and NewPage Group from June 2010 until August 2010 and was our principal executive officer during that period. Since July 2009, Mr. Nardelli has been the chief executive officer of Cerberus Operating and Advisory Company LLC, an affiliate of our indirect controlling stockholder. From August 2007 to July 2009, Mr. Nardelli was the chairman of the board and chief executive officer of Chrysler LLC. Prior to that, Mr. Nardelli was the chairman of the board, president and chief executive officer of The Home Depot, Inc. from December 2000 to January 2007. Mr. Nardelli served on the board of directors of The Coca-Cola Company from April 2002 to April 2005.

Lenard B. Tessler has been a member of the board of directors of NewPage and NewPage Holding since May 2005 and a member of the board of directors of NewPage Group since October 2007. Mr. Tessler has been a managing director of Cerberus Capital Management, L.P. from May 2001 to the present. Prior to joining Cerberus, he was a founding partner of TGV Partners, a private investment partnership formed in April 1990. He previously served on the boards of directors of LNR Property Corp., BlueLinx Holdings Inc., Anchor Glass Container Corporation and Scottish Re Group Limited.

Raymond H. Wechsler has been a member of the board of directors of NewPage, NewPage Holding and NewPage Group since January 2011. Mr. Wechsler has been a managing director of Cerberus Capital Management, L.P. since January 2010. Prior to that, Mr. Wechsler was a senior executive and director of Cerberus Operations and Advisory Company, LLC from January 2007 to December 2009. Prior to that, he was a consultant to Cerberus Capital Management, L.P. from March 2004 to December 2006. Mr. Wechsler has served as chairman and chief executive officer of American Equity Partners, Inc. since 1992. He previously served on the boards of directors of LNR Property Corp. and Scottish Re Group Limited.

Alexander M. Wolf has been a member of the board of directors of NewPage and NewPage Holding since May 2005 and a member of the board of directors of NewPage Group since October 2007. Mr. Wolf has been a managing director of Cerberus Capital Management, L.P. since March 2006, a senior vice president from April 2004 through February 2006 and a vice president from December 2001 through March 2004. He previously served on the board of directors of Anchor Glass Container Corporation

George J. Zahringer, III has been a member of the board of directors of NewPage and NewPage Holding since May 2007 and a member of the board of directors of NewPage Group since October 2007. Since June 2008, Mr. Zahringer has been a managing director and client advisor at Deutsche Bank Securities Inc. Prior to that, Mr. Zahringer was a senior managing director of Bear Stearns & Co., Inc. and served in its Private Client Services Division since 1979. Mr. Zahringer serves as a member of the board of directors of Freedom Group, Inc.

Daniel A. Clark has been senior vice president, chief administrative officer since November 2010. Prior to that, he was senior vice president, business excellence and chief information officer since December 2007. Prior to that, Mr. Clark was chief information officer and vice president of order management since May 2005. Prior to that, Mr. Clark was employed by MeadWestvaco’s Papers Group as vice president of order management from January 2002 to May 2005. Prior to that, Mr. Clark was vice president of order management for the Mead Corporation Paper Division from June 2000 to January 2002.

Douglas K. Cooper has been vice president, general counsel and secretary since November 2005. Prior to that, Mr. Cooper was counsel with Arent Fox PLLC, a law firm, from September 2004 through October 2005. From September 2003 to August 2004, Mr. Cooper was in private law practice. Prior to that, he was senior vice president, law and secretary for GDX Automotive, an automotive component supplier, from September 2001 to August 2003. Previously, he served as executive vice president, general counsel and secretary for Peregrine Incorporated since 1997.

Laszlo M. Lukacs has been senior vice president, operations since September 2010. Prior to that, he was vice president, manufacturing operations since November 2009. Prior to that, Mr. Lukacs was vice president, coated operations from July 2009. Prior to that, he was vice president, fine paper operations from December 2007. Prior to that Mr. Lukacs was vice president and mill manager for the Escanaba mill from May 2005. Prior to that, he was director, operations for the Escanaba mill of MeadWestvaco’s Papers Group from May 2003. Prior to that, Mr. Lukacs was the manufacturing operations manager for the Spotswood, New Jersey mill of Schweitzer-Mauduit International, Inc. from September 2001. Prior to that, he was the operations manager for the Courtland, Alabama mill of International Paper Company from May 2000.

Barry R. Nelson has been senior vice president, sales since January 2008. Prior to that, Mr. Nelson was vice president, printing sales since May 2005. Prior to that, Mr. Nelson was vice president, printing sales of MeadWestvaco’s Papers Group from August 2002 to May 2005. Prior to that, Mr. Nelson was executive vice president of Forest Express from August 2000 to August 2002.

David J. Prystash has been senior vice president and chief financial officer since September 2008. Prior to that, Mr. Prystash was controller, global product development at Ford Motor Company from January 2005 to September 2008. From June 2003 to December 2004, he was executive director, preowned and vehicle remarketing strategy at Ford. From August 2001 to May 2003 he served as controller, North American product programs at Ford. Previously, Mr. Prystash was executive director of corporate business development at Ford from January 2000 to August 2001. From April 2006 until September 2008, he was a member of our board of directors.

Board of Directors

The full board of directors has responsibility for general oversight of risks. The board regularly receives reports at meetings from members of senior management on areas of risk facing the Company. In addition, as part of its charter, the audit committee discusses major financial, environmental, health and safety risk exposures with management and steps taken to monitor and control exposures including risk assessment and risk management policies.

The full board of directors performs annual self-assessments and reviews all nominees for election to the board. All nominees, other than a Stora Enso Oyj appointee, are identified for board membership by members of the board or by our controlling shareholder. Stora Enso Oyj retains the right to appoint a director to the board for as long as it owns at least 75% of the shares acquired on the date of the Acquisition. The board does not have a formal policy regarding diversity. Members of the board bring high levels of integrity and diverse backgrounds including financial expertise, relevant professional business experience and owner-oriented perspectives that contribute to board heterogeneity.

The specific attributes of each director considered for membership on the board of directors included the following:

—	for Mr. Galbato, his background in and experience with strategic turnarounds

—	for Mr. Armstrong, his background, experience and judgment as chief financial officer of a group of investment funds and his expertise as a private consultant

—	for Mr. Kesselman, his background, experience and judgment as a director of and senior executive with public and private companies in the consumer products and food industries

—

for Mr. Markby, the right of Stora Enso Oyj to appoint one director to our boards and his background, experience and judgment as a private consultant in the alternative energy development business, experience as an investment banker, experience with mergers and acquisitions, restructuring and capital markets and his work with numerous traditional media companies

—	for Mr. Nardelli, his background, experience and judgment as a chief executive officer and as a director of several companies

—

for Mr. Tessler, his background, experience and judgment as a managing director of our principal shareholder, as a director at companies in several industries and as a founder of a private investment firm

—	for Mr. Wechsler, his background, experience and judgment as a managing director of our principal shareholder and at other securities trading firms and as a director of several companies

—	for Mr. Wolf, his background, experience and judgment as a managing director of our principal shareholder

—	for Mr. Zahringer, his background, experience and judgment concerning financial markets as a managing director at major securities trading firms

The boards of directors of NewPage Group, NewPage Holding and NewPage have established joint audit, compensation, compliance and executive committees.

Our audit committee consists of Messrs. Armstrong, Markby and Wechsler. Messrs. Armstrong and Markby are independent directors of the audit committee. Mr. Armstrong serves as the chairman of the audit committee. Duties of the audit committee include:

—	appointing or replacing independent accountants

—	meeting with our independent accountants to discuss the planned scope of their examinations, the adequacy of our internal controls and our financial reporting

—	reviewing the results of the annual examination of our consolidated financial statements and periodic internal audit examinations

—	reviewing and approving the services and fees of our independent accountants

—	monitoring and reviewing our compliance with applicable legal requirements

—	performing any other duties or functions deemed appropriate by our board of directors

Our board of directors has designated Mr. Armstrong as our audit committee financial expert.

Our compensation committee consists of Messrs. Galbato and Wolf. Mr. Wolf serves as the chairman of the compensation committee. Duties of the compensation committee include administration of our stock option plans and approval of compensation arrangements for our executive officers.

Our compliance committee consists of Messrs. Martin and Zahringer. Mr. Zahringer serves as the chairman of the compliance committee. Duties of the compliance committee include the oversight of our policies, programs and procedures to ensure compliance with relevant laws.

Our executive committee consists of Messrs. Nardelli, Kesselman and Zahringer. Mr. Nardelli serves as the chairman of the executive committee. Duties of the executive committee include exercising the power and duties of our board of directors between board meetings.

The board of directors has determined that the chairman of the board and chief executive officer positions should be held by separate individuals. The board believes that by having a representative of our principal shareholder act as chairman that interests of the principal shareholder can be properly communicated to the board. The board also believes that by separating the roles the chief executive office can focus his attentions on operating the business.

Code of Ethics

We have adopted a code of ethics for all associates, including our chief executive officer, chief financial officer, chief accounting officer and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at www.newpagecorp.com.

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

In allocating annual cash compensation between these elements, we believe that a significant portion of the compensation of our Executives—the level of management having the greatest ability to influence our performance—should be performance-based and therefore “at risk.” In making this allocation, we relied in part upon the advice of Frederick W. Cook & Co., which we refer to as “Cook,” and its survey findings and analysis, which validate this approach. We do not utilize Cook for services other than setting compensation for our Executives and senior leadership team and our independent directors.

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

Each year Cook prepares a study for the compensation committee that compares the compensation of individual Executives to the compensation for similar positions at the following peer group companies, or Peer Group, which are in the forest products industry: Bemis Company, Inc., Boise Inc., Domtar Inc., P. H. Glatfleter Company, Graphic Packaging Corporation, Greif Inc., MeadWestvaco Corporation, Packaging Corporation of America, Pactiv Corporation, Rock-Tenn Company, Sealed Air Corporation, Sonoco Products Company, Temple-Inland Inc. and Verso Paper, Inc. For 2010, the Cook study also compared the compensation of individual Executives to 2009 national survey data gathered by two independent compensation consultants; Hewitt and Towers Watson. The Hewitt and Towers Watson surveys each covered in excess of one hundred companies participating across all industries. The compensation committee did not review the individual surveys used by Cook to prepare its study nor the names of the companies included in the surveys. The Cook study was used by the chief executive officer and the compensation committee to help determine appropriate compensation levels for all Executives for 2010. The compensation committee reviews total, short-term and long-term compensation annually with a view to aligning it with the 50th percentile of the selected Peer Group.

For purposes of setting 2010 base salary, each Executive was reviewed against his contribution to key 2009 initiatives involving our business as well as overall company performance. Key initiatives during 2010 for all Executives included the following:

—	accelerating and implementing productivity and other cost reduction initiatives

—	responding to continued changes in the markets for our products to maximize EBITDA

—	executing on key asset monetization initiatives

The performance of each Executive was also reviewed for performance against company values including safety, integrity, results, teamwork, communication, judgment and change. A summary of key individual achievements of the Executives in 2010 is presented below.

GEORGE F. MARTIN Mr. Martin became our president and chief executive officer on August 2, 2010. He previously served as senior vice president, operations. In these roles, Mr. Martin led a significant turnaround in the operating performance of the company. Key to this turnaround were decisions around capacity rationalization, improved pricing and commercial terms with our customers, record manufacturing performance at our mills, a major asset monetization project in Canada, and restructuring of our salaried workforce to reduce costs. Mr. Martin has provided stability to the company during a very challenging period.

LASZLO M. LUKACS Mr. Lukacs is responsible for all manufacturing operations. During the year, he also assumed additional responsibilities for corporate engineering and maintenance, and for quality assurance. He provided leadership to our continuing productivity and cost reduction initiatives. As a cornerstone of this effort, he led a successful major strategic initiative to increase production of first-

quality products. Our manufacturing operations exceeded plan productivity savings and improved product quality despite an uncertain market. Furthermore, Mr. Lukacs initiated measures that added talented personnel in key positions to the organization.

DAVID J. PRYSTASH Mr. Prystash provided key leadership in improving our operating efficiencies and liquidity in 2010. He led several key initiatives that significantly enhanced liquidity during the year by monetizing assets, taking advantage of additional tax savings opportunities and improving cash management services. He continued to lead efforts to make significant enhancements in the efficiency and effectiveness of our internal financial reporting. Mr. Prystash also helped to improve our working capital position by directing efforts to reduce inventory levels and improve credit and collection processes. He initiated several system projects to improve efficiency and reduce costs.

DANIEL A. CLARK Mr. Clark became the company’s senior vice president, chief administrative officer, on November 1, 2010. With his new role, he assumed responsibility for order management, strategic sourcing, research and development, communications and human resources, and he has restructured several organizations within his leadership to create tighter alignment with the company’s strategic business objectives. Prior to his new role, Mr. Clark was senior vice president, business excellence, and chief information officer. In this role, he provided leadership and direction to the Lean Six Sigma efforts that provided significant cost savings compared to the prior year. In addition, Mr. Clark developed a strategic technology roadmap that reduced the company’s technology costs in 2010. He has also demonstrated strong leadership on key cross functional initiatives and provided project management resources to ensure excellent execution on these initiatives.

BARRY R. NELSON Mr. Nelson is responsible for sales and marketing. He led several key initiatives that increased sales of our core products, increased margins and enhanced the company’s liquidity position. He was instrumental in changing payment terms for company products, and bringing about the successful conclusion to our trade case. Mr. Nelson also provided leadership on several strategic initiatives to improve customer relationships, supply chain optimization and improved product margins.

RICHARD D WILLETT, JR. Mr. Willett served as our president, chief executive officer and executive chairman until his resignation on January 18, 2010. Because Mr. Willett only served in that role for a limited time in 2010, his key individual achievements for that period are not discussed.

MARK A. SUWYN Mr. Suwyn acted as our interim chief executive officer from January 18, 2010 until February 8, 2010. During his time as chief executive officer, Mr. Suwyn focused our efforts on customer relationships and enhancing products and services.

E. THOMAS CURLEY Mr. Curley was hired as our president and chief executive officer on February 8, 2010, and he served the company in this role until his resignation on June 11, 2010.

Base Salaries

We have established an annual base salary for each Executive that is designed to be competitive by position relative to the marketplace. Base salary compensates each Executive for the primary responsibilities of his position. Base salary is set at levels that we believe enable us to attract and retain talent. Pursuant to each Executive’s employment agreement, his base salary may be increased periodically but may not be decreased. The compensation committee reviews each element of compensation separately but also reviews the effect of any change in base salary on the target percentages relative to total annual compensation. Base salary differences among individual Executives reflect their differing roles in the company and the market pay for those roles. Base levels were set taking into account our approach to the mix between base salary and bonus awards, as outlined in “Targeted Overall Annual Cash Compensation”

above. Increases in 2010 were based on the compensation committee’s evaluation of each Executive’s individual performance and his position relative to comparable executives in Peer Group companies.

Mr. Martin’s base salary was increased by 21.6% effective January 1, 2010 and was increased an additional 38.9% when he was promoted to president and chief executive officer in August 2010. Mr. Prystash’s base salary was increased by 8.4% effective March 1, 2010. Mr. Clark’s base salary was increased by 14.2% effective March 1, 2010, was increased an additional 8.6% effective July 1, 2010 and was increased an additional 7.9% effective November 1, 2010, when he was promoted to senior vice president, chief administrative officer. Mr. Lukacs’ base salary was increased by 5.8% effective July 1, 2010 and was increased an additional 9.1% effective September 1, 2010, when he was promoted to senior vice president, manufacturing operations. Mr. Nelson’s base salary was reviewed and increased effective July 1, 2010 by 18.2%. We did not make annual salary increases for our Executives in 2009.

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

The profit sharing plan includes all of the Executives and all other exempt salaried employees. Each year the compensation committee establishes minimum, target and maximum percentages of salary to be awarded if the compensation committee determines that our financial performance objectives for the year are met, along with any other criteria established at the discretion of the compensation committee. These financial performance objectives consisted of EBITDA and Debt Reduction for 2010. We define “EBITDA” for these purposes as net earnings plus interest, taxes, depreciation and amortization, as adjusted for non-cash items and other items that are allowed at the discretion of the compensation committee. We define “Debt Reduction” as the change in our total indebtedness minus available cash balances. The compensation committee selected these objectives as guidelines because they are the primary financial metrics by which our Executives are evaluated by our principal stockholder. For 2010, EBITDA and Debt Reduction were each weighted at 50%. The weightings were based on their relative importance to our company.

Each objective for 2010 is measured separately against a threshold, target and maximum goal as follows:

(in millions)	Threshold	Target	Maximum
EBITDA	$ 289	$ 289	$ 350
Debt Reduction (Increase)	(15)	(15)	40

The actual results are used by the compensation committee as a general guideline to determine the funding for the plan. If the compensation committee determines that the threshold goals are met or exceeded, funding will generally range from 50% to 150% of target for each objective, depending on results achieved. Generally, no funding will occur for any objective as to which the threshold goal has not been met. After consideration of these factors, the compensation committee, in its discretion, determines the funding level to be used for the year. All participants receive the same percentage of their base salary in any distribution under the plan. Applying these guidelines, the compensation committee evaluated our overall 2010 performance and did not award a bonus under the profit sharing plan based on the company’s overall financial performance against targets.

Each of the Executives and a select group of our salaried employees participated in the performance excellence plan in 2010. The compensation committee first determines the aggregate amount available under the plan. The committee then considers the recommendations of senior management and selects from the group of eligible participants those individuals who will receive a bonus. Finally, the committee considers the recommendations of senior management and determines the amount of the bonus award for each of the individuals selected.

The targeted annual bonus pool under this plan is based on the aggregate targets for the plan participants as a group, determined by reference to the participants’ base compensation. One half of the annual bonus pool is funded without regard to the financial performance objectives. The other half of the funding is determined by the compensation committee in its discretion based on the achievement of the same financial objectives as under the profit sharing plan and giving consideration to the same weighting and the same threshold, target and maximum levels as in that plan. Plan funding for 2010 was determined by the compensation committee in its discretion and set at a 63% funding level.

The compensation committee in its discretion, after consulting with the chief executive officer, selects Executives who will receive bonus awards and individual bonus awards for those Executives selected. There is no minimum or maximum limit on any individual award. The bonus award for each Executive was determined by the compensation committee in its discretion, after consulting with the chief executive officer, based on the Executive’s performance against his individual performance goals and his adherence to our core values that support those goals, and is shown in the Summary Compensation Table.

For 2011, the compensation committee established financial performance objectives consisting of a combination of EBITDA (70%) and Debt Reduction (30%). We believe the targets to fund profit sharing and performance excellence plans are appropriately challenging and align the interests of investors and operating management. The maximum financial goals were designed to be difficult to achieve, and we believe that they will be.

Long-Term Incentive Plan

In January 2010, the compensation committee approved and adopted a long-term incentive plan, or LTIP. The purpose of the LTIP is to help attract and retain individuals of outstanding ability to serve in key executive positions with the company and its subsidiaries. The plan is designed to help motivate participants to maintain a long-term outlook by providing cash incentives through the granting of awards that vest over multiple years. The LTIP and the individual award agreements under the LTIP provide for a service award and a performance award. The service award is time-based and payable if the participant remains as an employee through December 31, 2012. The performance award is payable if the participant remains as an employee through December 31, 2012, and if the company achieves annual performance goals established each year by the compensation committee during the three years ending December 31, 2012. The participant will receive a pro rata share of the total award if, prior to December 31, 2012, the participant’s employment is terminated by us without cause or by the participant for good reason or in the event of death or disability, each as defined in the LTIP. The participant will receive the entire award if, prior to December 31, 2012, a change in control occurs, as defined in the LTIP.

For 2010, the compensation committee established performance objectives consisting of a combination of Core Share Growth, Cost Advantage per Ton and Asset Monetization, each weighted equally. These objectives tied to our strategic plan for 2010. “Core Share Growth” is defined as an increase in our share of sales of coated paper in the U.S. and Canada. “Cost Advantage per Ton” is defined as the cash cost per ton of paper compared to similar competitors in the U.S. and Canada. “Asset Monetization” is defined as proceeds received from the sale of non-strategic assets. The compensation committee determined the actual performance against the objectives for 2010 was achieved at a 49.5% level, which means that participants in the LTIP will have earned 49.5% of the total performance award for which they were eligible pursuant to the LTIP plan in 2010.

Each objective for 2010 was measured separately against a threshold, target and maximum goal as follows:

	Threshold	Target	Maximum
Core Share Growth	2 points	3 points	5 points
Cost Advantage per Ton	$ 40	$ 50	$ 60
Asset Monetization (in millions)	$ 145	$ 150	$ 150

For 2011, the compensation committee established performance objectives for the LTIP consisting of a combination of Peer Comparison EBITDA/Ton Advantage, Second-quality Production as a Percentage of First-quality Production and Asset Monetization, each weighted equally. We set these performance objectives for 2011, because they best reflect the company’s strategic objectives. “Peer Comparison EBITDA/Ton Advantage” is defined as the cost per ton of paper excluding depreciation expense compared to similar competitors in the U.S. and Canada. “Second-quality Production as a Percentage of First-quality Production” is defined as the ratio of sub-optimal paper produced that cannot be sold in our primary markets to our primary customers versus paper produced that can be. The maximum goals were designed to be difficult to achieve, and we believe that they will be.

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

Upon the resignations of Messrs. Curley, Edicola, Marziale, Suwyn and Willett, all of their outstanding options became vested and exercisable in accordance with their stock option award agreements. None of these awards were exercised prior to their expiration.

Effective August 2, 2010, Mr. Martin was granted non-qualified options to purchase an additional 400,000 shares of NewPage Group Inc. common stock at an exercise price of $2.00 per share to recognize his increased responsibilities as president and CEO. Effective September 1, 2010, Mr. Lukacs was granted non-qualified options to purchase an additional 30,000 shares of NewPage Group Inc. common stock at an exercise price of $2.00 per share to recognize his increased responsibilities as senior vice president.

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

Each Executive’s employment agreement provides for termination benefits in the event of termination by us without cause or by the Executive for good reason. Additionally, the employment agreements with Messrs. Clark and Martin provide for additional termination benefits if the termination occurs within 12 months following the acquisition by NewPage Holding or its subsidiaries of the stock or assets of a business enterprise of substantially the same revenue and total assets as NewPage Holding on a consolidated basis. This approach also helps align the interests of these Executives with the interests of our stockholders by providing additional compensation for completing a transaction that may be in the best interests of our stockholders but might otherwise be detrimental to those Executives.

The amount and type of severance benefits available to our Executives is described in “Termination Benefits.”

Mr. Willett’s severance in 2010 was determined by the compensation committee based on his four years of service with us and the treatment of other similarly situated executives, as well as by reference to the separation benefits in his prior employment agreement, which expired April 17, 2009, and was not renewed. Severance in 2010 for Messrs. Curley, Edicola, Marziale and Suwyn were determined based on the terms of their respective employment agreements. See “Termination Benefits—Severance Benefits for Former Executives.”

Other Benefits

Our Executives participate in a tax-qualified defined contribution plan, which includes individual and employer matching contributions, as well as various health and welfare benefit plans, all on the same basis as other salaried employees. We suspended the employer matching contribution to this plan from June 1, 2009 through December 31, 2010 for all salaried exempt employees, including our Executives. We also reimburse certain Executives for living expenses and financial planning services. Our objective with these other benefits is to offer all salaried employees, including our Executives, a benefits package that is competitive within our industry and labor markets.

Compensation and Risk

We believe that our compensation policies and practices do not foster risk taking above the level of risk otherwise associated with our business model. Annual bonus compensation is based on metrics established at the sole discretion of the compensation committee. Metrics for the annual bonus plans have focused on EBITDA and Debt Reduction. The LTIP instituted in 2010 focuses on retention and the achievement of long-term goals established at the sole discretion of the compensation committee requiring, in large part, sustained performance for payout. Further, for general control purposes, our compensation is assessed annually against compensation offered by peer companies. As a consequence of all the foregoing, our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on that review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Chan W. Galbato
Alexander M. Wolf

Compensation Summary

The following table sets forth information concerning the compensation for our current and former chief executive officers, our chief financial officer, and our other three most highly compensated executive officers at the end of 2010. Messrs. Edicola and Marziale are included because they would have each been one of our other three most highly compensated executive officers but for the fact that they were not serving as executive officers at the end of 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non- Equity Incentive Plan Compen- sation (4)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings (5)	All Other Compen- sation (6)	Total
George F. Martin (7)	2010	$418,333	$—	$1,387,622	$1,063,800	$13,475	$—	$2,883,230
President and Chief	2009	296,000	—	99,811	300,000	—	15,219	711,030
Executive Officer	2008	296,000	—	429,987	—	—	28,440	754,427

David J. Prystash	2010	444,167	—	1,603,997	787,000	12,250	25,174	2,872,588
Senior Vice President	2009	415,000	85,000	526,737	450,000	—	19,626	1,496,363
and Chief Financial Officer	2008	114,754	85,000	6,307,228	—	—	60,666	6,567,648

Daniel A. Clark	2010	300,667	—	492,830	678,800	13,475	12,480	1,498,252
Senior Vice President,	2009	254,000	—	99,811	240,000	—	13,590	607,401
Chief Administrative Officer

Laszlo M. Lukacs	2010	275,833	—	236,773	638,800	11,025	12,480	1,174,911
Vice President, Manufacturing Operations

Barry R. Nelson	2010	300,000	—	237,847	628,800	11,025	—	1,177,672
Senior Vice President, Sales

Richard D. Willett, Jr. (8)	2010	30,952	—	—	—	9,800	1,534,643	1,575,395
Former President and	2009	617,614	—	866,790	1,000,000	—	25,662	2,510,066
Chief Executive Officer	2008	500,000	—	3,734,140	—	—	23,857	4,257,997

Mark A. Suwyn (8)	2010	349,337	—	1,790,520	—	14,700	2,022,544	4,177,101
Former Executive	2009	775,000	—	362,624	200,000	—	47,438	1,385,062
Chairman, President and Chief Executive Officer	2008	775,000	—	1,562,186	—	—	81,397	2,418,583

E. Thomas Curley (9)	2010	186,042	—	3,752,790	167,898	—	1,184,320	5,291,050
Former President and Chief Executive Officer

Robert L. Nardelli (10)	2010	—	—	—	—	—	—	—
Former Chairman

Michael L. Marziale (11)	2010	157,128	—	492,830	278,466	27,559	562,074	1,518,057
Former Senior Vice	2009	288,000	—	99,811	280,000	—	4,800	672,611
President, Marketing,	2008	288,000	—	429,987	—	—	38,663	756,650
Strategy and General Management

Michael T. Edicola (12)	2010	139,830	—	379,099	243,658	27,559	722,416	1,512,562
Former Vice President, Human Resources	2009	285,000	—	76,778	240,000	—	48,033	649,811

(1)	Represents base salary actually earned during the year.
(2)	For Mr. Prystash, the amount for 2009 represents a bonus paid to compensate him for a retention bonus from his former employer that was forfeited when he accepted employment with us and the amount for 2008 represents a bonus paid upon his commencing employment as senior vice president and chief financial officer.
(3)	Represents the amount of grant-date fair value for equity compensation granted during the year in accordance with generally accepted accounting principles. In February 2010, the compensation committee amended the outstanding stock options to change the exercise price to $2.00 per share and vest the unearned performance-based options for 2008 and 2009. Included in the above amounts are the effects of the modifications. See the notes to the financial statements for the assumptions used in the valuation of the options. See “Equity Awards” for more information. The amounts shown are based on the fair value at the date the award is granted using the Black-Scholes option pricing model. This fair value is calculated based on assumptions at the time of the grant and does not represent the ultimate value to be realized by the Executive, if any. No Executive received any value from the exercise of options during the periods shown.
(4)	Represents amounts earned under the annual incentive plans and LTIP. The amounts shown for Messrs. Curley, Marziale and Edicola represent pro rata portions of their awards paid to them upon their termination.
(5)	Represents the change in value of benefits earned under the cash balance plan. The present value of accumulated benefits under the Cash Balance Pension Plan as of December 31, 2010 was $13,475 for Mr. Martin, $12,250 for Mr. Prystash, $13,475 for Mr. Clark, $11,025 for Mr. Lukacs, $11,025 for Mr. Nelson, $9,800 for Mr. Willett and $14,700 for Mr. Suwyn.
(6)	See the following table, which provides further details about All Other Compensation.
(7)	Mr. Martin served as senior vice president, operations, until his election as president and chief executive officer on August 2, 2010.
(8)	Effective January 18, 2010, Mr. Willett resigned as our president and chief executive officer and Mr. Suwyn was appointed to serve as our chief executive officer in addition to his duties as chairman until February 8, 2010. Thereafter, Mr. Suwyn continued to serve as our chairman until his resignation on June 11, 2010.
(9)	Mr. Curley served as our president and chief executive officer from February 8, 2010 until his resignation on June 11, 2010.
(10)	Mr. Nardelli served as our chairman and functioned as our principal executive officer from June 11, 2010 until August 2, 2010. Mr. Nardelli is employed by an affiliate of Cerberus and received no compensation by us for his services.
(11)	Effective July 2, 2010, Mr. Marziale resigned as senior vice president, marketing, strategy and general management. Under Mr. Marziale’s separation agreement, he received a severance payment equal to $512,248, payment for accrued but unused vacation in 2010 equal to $14,769, continued health and welfare benefits through July 2, 2012 (comprised of medical, dental, life insurance and accidental death and dismemberment insurance benefits) with a total aggregate cost to us of approximately $17,057 and outplacement services with a cost to us of approximately $18,000.
(12)	Effective June 11, 2010, Mr. Edicola resigned as vice president, human resources.

ALL OTHER COMPENSATION

Name	Year	Company Contributions to Retirement Savings Plan	Relocation (1)	Severance (2)	Other (3)	Total
George F. Martin	2010	$—	$—	$—	$—	$—
	2009	4,933	—	—	10,286	15,219
	2008	24,150	—	—	4,290	28,440

David J. Prystash	2010	—	—	—	25,174	25,174
	2009	6,917	—	—	12,709	19,626
	2008	6,916	—	—	53,750	60,666

Daniel A. Clark	2010	—	—	—	12,480	12,480
	2009	4,233	—	—	9,357	13,590

Laszlo M. Lukacs	2010	—	—	—	12,480	12,480

Barry R. Nelson	2010	—	—	—	—	—

Richard D. Willett, Jr.	2010	—	—	1,390,615	144,028	1,534,643
	2009	9,538	—	—	16,124	25,662
	2008	15,757	—	—	8,100	23,857

Mark A. Suwyn	2010	—	—	2,005,248	17,296	2,022,544
	2009	9,429	—	—	38,009	47,438
	2008	15,757	—	—	65,640	81,397

E. Thomas Curley	2010	—	—	1,163,951	20,369	1,184,320

Michael L. Marziale	2010	—	—	562,074	—	562,074
	2009	4,800	—	—	—	4,800
	2008	24,150	10,743	—	3,770	38,663

Michael T. Edicola	2010	—	—	698,729	23,687	722,416
	2009	4,750	—	—	43,283	48,033

(1)	Relocation expense includes tax gross-ups of $9,000 for Mr. Marziale in 2008.
(2)	“Severance” consists of cash severance, accrued vacation, outplacement services and continued welfare benefits for 24 months after termination. See “Severance Benefits for Former Executive Officers” for more information.
(3)	“Other” for Mr. Prystash in 2010 consists of amounts paid to him in reimbursement of personal travel expenses to and from our Dayton headquarters and temporary living expenses in Dayton. “Other” for Mr. Clark and Mr. Lukacs in 2010 consists of amounts paid for financial planning. “Other” for Mr. Willett in 2010 consists of (i) $131,548 for payments to him under a consulting arrangement subsequent to his termination and (ii) $12,480 for financial planning. “Other” for Mr. Suwyn in 2010 consists of (i) $11,056 paid to him in reimbursement of personal travel expenses to and from our Dayton headquarters and temporary living expenses in Dayton, as negotiated in conjunction with Mr. Suwyn’s acceptance of employment as our chief executive officer and (ii) $6,240 for financial planning. “Other” for Mr. Edicola in 2010 consists of amounts paid to him in reimbursement of personal travel expenses to and from our Dayton headquarters and temporary living expenses in Dayton.

Employment Agreements

Each of Messrs. Clark, Lukacs, Martin, Nelson and Prystash is party to an employment agreement under which each is entitled to a minimum annual base salary and each is assigned a minimum bonus target,

expressed as a percentage of base salary. For 2010, bonus targets for Messrs. Clark, Lukacs, Martin, Nelson and Prystash were 65%, 65%, 100%, 65% and 75%, respectively. See “Termination Benefits” for information concerning the severance benefits payable under our Executive employment agreements and other terms applicable in connection with the termination of an Executive’s employment with us.

Equity Awards

GRANTS OF PLAN-BASED AWARDS

Name/Plan/ Date of Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards (2)

	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
George F. Martin
PSP (3)	$17,500	$35,000	$52,500
PEP (4)	—	465,000	None
LTIP (5)	1,080,000	2,800,000	2,800,000
Option: (6)
02/12/2010				—	66,819	66,819	100,229	$2.00	$386,975
05/04/2010				—	33,410	33,410	—	2.00	105,855
08/02/2010				—	66,667	66,667	200,000	2.00	894,792

David J. Prystash
PSP (3)	15,750	31,500	47,250
PEP (4)	—	306,000	None
LTIP (5)	1,500,000	2,500,000	2,500,000
Option: (6)
02/12/2010				—	141,043	141,043	423,130	2.00	1,157,123
05/04/2010				—	141,043	141,043	—	2.00	446,873

Daniel A. Clark
PSP (3)	11,900	23,800	35,700
PEP (4)	—	197,200	None
LTIP (5)	1,080,000	1,800,000	1,800,000
Option: (6)
02/12/2010				—	66,819	66,819	100,229	2.00	386,975
05/04/2010				—	33,410	33,410	—	2.00	105,855

Laszlo M. Lukacs
PSP (3)	10,500	21,000	31,500
PEP (4)	—	174,000	None
LTIP (5)	1,080,000	1,800,000	1,800,000
Option: (6)
02/12/2010				—	23,034	23,034	34,551	2.00	133,399
05/04/2010				—	11,517	11,517	—	2.00	36,490
09/01/2010				—	5,000	5,000	15,000	2.00	66,885

Barry R. Nelson
PSP (3)	11,375	22,750	34,125
PEP (4)	—	188,500	None
LTIP (5)	1,080,000	1,800,000	1,800,000
Option: (6)

02/12/2010				—	32,248	32,248	48,372	2.00	186,761
05/04/2010				—	16,124	16,124	—	2.00	51,086

Richard D. Willett, Jr.
PSP (3)	22,750	45,500	68,250
PEP (4)	—	604,500	None

Mark A. Suwyn
PSP (3)	27,125	54,250	81,375
PEP (4)	—	720,750	None
Option: (6)
02/12/2010				—	242,764	242,764	364,146	2.00	1,405,940
05/04/2010				—	121,382	121,382	—	2.00	384,580

E. Thomas Curley
PSP (3)	19,250	38,500	57,750
PEP (4)	—	511,500	None
LTIP (5)	—	1,500,000	1,500,000
Option:
02/08/2010							635,775	2.00	2,174,402
05/04/2010				—	211,925	211,925	—	2.00	671,452
06/11/2010				—	423,850	423,850	—	2.00	906,935

Michael L. Marziale
PSP (3)	11,200	22,400	33,600
PEP (4)	—	185,600	None
LTIP (5)	1,080,000	1,800,000	1,800,000
Option: (6)
02/12/2010				—	66,819	66,819	100,229	2.00	386,975
05/04/2010				—	33,410	33,410	—	2.00	105,855

Michael T. Edicola
PSP (3)	11,375	22,750	34,125
PEP (4)	—	123,500	None
LTIP (5)	1,080,000	1,800,000	1,800,000
Option: (6)
02/12/2010				—	51,399	51,399	77,099	2.00	297,672
05/04/2010				—	25,700	25,700	—	2.00	81,427

(1)	The amounts shown represent the estimated possible payment at the time of grant.
(2)	The “grant date fair value” of the options was determined in accordance with generally accepted accounting principles and will be recognized over the three-year vesting period. See the notes to the financial statements for information on the material terms of the awards and the assumptions used in determining the grant date fair value.
(3)	Amounts represent the estimated range of payout under the profit sharing plan. See “Compensation Discussion and Analysis—Annual Bonus Compensation” for more information about the plan.
(4)	Amounts represent the estimated range of payout under the performance excellence plan. There is no limit on the maximum amount that can be awarded to any one Executive, subject to the aggregate amount approved under the plan for all participants. See “Compensation Discussion and Analysis—Annual Bonus Compensation” for more information about the plan.
(5)	Amounts represent the estimated range of payout under the long-term incentive plan. See “Compensation Discussion and Analysis—Long-Term Incentive Plan” for more information about the plan and includes grants in January 2010. Mr. Martin and Mr. Lukacs received additional grants in August 2010 and September 2010, respectively.
(6)	On February 12, 2010, the compensation committee amended the outstanding stock options to change the exercise price to $2.00 per share and vest the unearned performance-based options for 2008 and 2009. The amounts included in the February 12, 2010 line represent the number of options modified and the grant date fair value of option awards amount reflects the incremental fair value on that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
George F. Martin	167,048	—	—	$ 2.00	12/21/2017
	66,667	133,333	66,667	2.00	08/02/2020

David J. Prystash	400,000	133,333	133,333	2.00	09/22/2018
	23,130	7,710	7,710	2.00	02/23/2019

Daniel A. Clark	167,048	—	—	2.00	12/21/2017

Laszlo M. Lukacs	—	46,463	—	2.00	05/02/2015
	57,586	—	—	2.00	12/21/2017
	5,000	10,000	5,000	2.00	09/01/2020

Barry R. Nelson	—	65,048	—	2.00	05/02/2015
	80,621	—	—	2.00	12/21/2017

NewPage Group Equity Incentive Plan

On December 21, 2007, each Executive then employed by us was granted non-qualified options to purchase NewPage Group common stock under the NewPage Group equity incentive plan. Vesting of one-half of these stock options was time-based in three equal annual installments commencing December 31, 2008. The other half of the stock options have performance-based vesting and would vest in three equal annual installments commencing December 31, 2008, but only if annual EBITDA and Debt Reduction performance targets, as established by the compensation committee, are met. However, upon a change of control or if we complete an initial public offering, a portion of the stock options will vest upon the change of control or the completion of the initial public offering, as applicable. Finally, the stock options would vest on each vesting date only if the Executive remained employed by us on that vesting date. Because the performance targets are determined annually by the compensation committee, we have only considered the performance-based stock options as granted when the compensation committee sets the performance targets for the applicable year.

Upon Mr. Martin’s promotion to president and chief executive officer, he was granted additional non-qualified options to purchase NewPage Group common stock under the equity incentive plan upon the same terms as the other Executives, except that the vesting of the options is over three equal annual installments commencing December 31, 2010.

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

Upon the termination of employment of Messrs. Curley, Edicola, Marziale, Suwyn and Willett, all of their outstanding options became vested and exercisable in accordance with their stock option award agreements. None of these options were exercised.

Each Executive is subject to a five-year lock-up agreement with NewPage Group with respect to his vested options and the underlying shares of NewPage Group common stock, subject to certain limited exceptions.

Pension Benefits

Each of the Executives is a participant in a tax-qualified cash balance pension plan. Benefits are determined based on age and are credited to them annually, along with interest as allowed by IRS regulations. As of December 31, 2010, the amount of the change in the plan for 2010 was equal to the Executives’ account balances. Messrs. Marziale and Edicola received their entire balances as lump sum payments upon their terminations. Effective December 31, 2010, accumulated benefits in the cash balance benefit plan were frozen. Accrued benefits will continue to earn annual interest credits, but participants will no longer earn cash balance benefit credits. See the Summary Compensation Table for further information.

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

If we terminate an Executive’s employment without “cause” or if the Executive resigns for “good reason,” the Executive will continue to receive base salary and benefits to the date of termination and will receive the following additional benefits after executing, and not revoking, a general release:

—

For Messrs. Lukacs, Nelson and Prystash, a cash amount equal to two times their base salary. For Messrs. Clark and Martin, a cash amount equal to (a) twice their base salary less the initial purchase price of their NewPage Group common stock, or (b) three times their base salary less the initial purchase price of their common stock if the termination of employment occurs within 12 months after an acquisition by NewPage Holding or its subsidiaries of the stock or assets of a business enterprise of at least substantially the same revenue and total assets as NewPage Holding on a consolidated basis. In addition, for Messrs. Clark and Martin, if at the time of termination the fair market value of their NewPage Group common stock is less than the purchase price they paid for that common stock, they will also receive a payment equal to that difference.

—

The pro rata portion of his annual bonus award for the year of termination. This would be paid at the time of termination based on (a) the bonus award from the prior year if the date of termination is prior to June 1, or (b) what his bonus award would have been had he not been terminated if the date of termination is on or after June 1.

—	Continuation of health and welfare benefits for 24 months after the termination date

—	Payment for unused accrued vacation time for the year in which termination occurs

—	Outplacement services for 12 months

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

A summary of the compensation and severance arrangements for former Executives are included under “Severance Benefits for Former Executives.”

Non-Competition and Non-Solicitation Provisions

Each Executive is subject to certain non-competition and non-solicitation restrictions following termination of employment for any reason. For Messrs. Lukacs, Nelson and Prystash these restrictions run for two years and for the remaining Executives these restrictions run for one year following termination.

Equity Ownership Implications upon Termination

If Mr. Clark’s or Mr. Martin’s employment is terminated by us without cause or if either of them resigns for good reason (each as defined in his employment agreement and summarized above), NewPage Group or NewPage Investments LLC must, upon request, purchase his common stock for fair market value, subject to certain exceptions. If Mr. Clark or Mr. Martin dies, his employment is terminated by us for cause or as a result of disability or if either of them resigns without good reason, NewPage Group or NewPage Investments LLC may, but are not required to, repurchase his NewPage Group common stock at fair market value unless we have then completed an initial public offering.

LTIP Implications Upon Termination

If we terminate the employment of an Executive without cause or the Executive resigns for good reason or employment ceases due to death or disability, the Executive will receive the pro rata portion of the service and performance LTIP award determined by multiplying the full amount of the award by a fraction, the numerator of which is the number of days elapsed from the grant date to the effective date of termination, death or disability, as applicable, and the denominator of which is the number of days from the grant date of the LTIP to the determination date. Upon the effective date of a change in control, the full amount of the service and performance LTIP award will be received by the Executive as of the effective date of the change in control.

Termination Benefits Summary

Below is the summary of the estimated termination benefits that would have been paid to each current Executive as of December 31, 2010 in the various circumstances listed:

TERMINATION BENEFITS

Name	Termination with Cause (1)	Termination without Cause (2)	Death or Disability (3)	Significant Acquisition (4)
George F. Martin
Cash severance (5)	$57,692	$1,349,941	$477,692	$1,849,941
Long-term incentive plan (6)	—	933,333	933,333	2,800,000
Health and welfare benefits	—	16,949	—	16,949
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	113,017	113,017	113,017	113,017

Total	$170,709	$2,423,740	$1,524,042	$4,790,407

David J. Prystash
Cash severance (5)	$34,615	$1,056,615	$156,615	$1,056,615
Long-term incentive plan (6)	—	833,333	833,333	2,500,000
Health and welfare benefits	—	23,704	—	23,704
Outplacement benefits	—	10,500	—	10,500

Total	$34,615	$1,924,152	$989,948	$3,590,819

Daniel A. Clark
Cash severance (5)	$39,231	$791,479	$239,231	$1,131,479
Long-term incentive plan (6)	—	600,000	600,000	1,800,000
Health and welfare benefits	—	22,572	—	22,572
Outplacement benefits	—	10,500	—	10,500
Purchase of stock	113,017	113,017	113,017	113,017

Total	$152,248	$1,537,568	$952,248	$3,077,568

Laszlo M. Lukacs
Cash severance (5)	$28,846	$788,846	$188,846	$788,846
Long-term incentive plan (6)	—	600,000	600,000	1,800,000
Health and welfare benefits	—	23,200	—	23,200
Outplacement benefits	—	10,500	—	10,500

Total	$28,846	$1,422,546	$788,846	$2,622,546

Barry R. Nelson
Cash severance (5)	$31,250	$781,250	$181,250	$781,250
Long-term incentive plan (6)	—	600,000	600,000	1,800,000
Health and welfare benefits	—	24,103	—	24,103
Outplacement benefits	—	10,500	—	10,500

Total	$31,250	$1,415,853	$781,250	$2,615,853

(1)	Includes termination by us for cause or resignation by the Executive without good reason. For purposes of this column, we have assumed that NewPage Group would elect to repurchase the common stock, which is valued at fair value at December 31, 2010.
(2)	Includes termination by us without cause or resignation by the Executive with good reason. For purposes of this column, we have assumed that the Executive would elect to require NewPage Group to repurchase the common stock, which is valued at fair value at December 31, 2010.
(3)	For purposes of this column, we have assumed that NewPage Group would elect to repurchase the common stock, which is valued at fair value at December 31, 2010.
(4)	Includes termination by us without cause or resignation by the Executive with good reason, in each case within 12 months following the acquisition by NewPage Holding or its subsidiaries of the stock or assets of a business enterprise of at least substantially the same revenue and total assets as NewPage Holding on a consolidated basis. For purposes of this column, we have assumed that the Executive would elect to require NewPage Group to repurchase the common stock, which is valued at fair value at December 31, 2010.
(5)	Cash severance includes payment for unused accrued vacation time and the annual bonus award for the year of termination. For purposes of this table, we have assumed that each Executive would receive a full year of his annual vacation pay.

(6)	Termination without cause and death or disability includes prorated long-term incentive plan benefits to date of termination, assumed to be December 31, 2010. Significant Acquisition includes full amount of long-term incentive plan benefits payable to recipients.

Severance Benefits for Former Executives

Mr. Willett’s employment with us terminated on January 18, 2010. Under Mr. Willett’s separation agreement, he received a severance payment equal to $1,300,000, payment for accrued but unused vacation in 2010 equal to $2,500, continued life insurance benefits through January 31, 2012 and medical and dental for 2010 until cancelled by Mr. Willett on September 30, 2010 with a total aggregate cost to us of approximately $9,365, financial advisory services with a total cost to us of approximately $12,480 and outplacement services with a cost to us of $78,750. Under his separation agreement, NewPage Group agreed not to acquire Mr. Willett’s NewPage Group common stock. Mr. Willett remains subject to certain non-competition and non-solicitation restrictions through January 18, 2012. Mr. Willett’s separation benefits were determined by the compensation committee based on his four years of service with us and the treatment of other similarly situated executives, as well as by reference to the separation benefits in his prior employment agreement, which expired April 17, 2009 and was not renewed.

Mr. Curley’s employment with us terminated on June 11, 2010. Under Mr. Curley’s separation agreement, he will receive severance payments equal to $1,100,000, payment of $167,898 representing a pro rata portion of his performance and service awards granted pursuant to the LTIP, payment for accrued but unused vacation time in 2010 equal to $21,154, reimbursement of premiums until June 30, 2012 for health and welfare insurance when incurred by Mr. Curley under a previous plan with a cost to us of $32,297, and outplacement services with a cost to us of approximately $10,500. Mr. Curley remains subject to certain non-competition and non-solicitation restrictions through June 11, 2012.

Mr. Suwyn’s employment with us terminated on June 11, 2010. Under Mr. Suwyn’s separation agreement, he received a severance payment equal to $2,000,000 and a payment for accrued but unused vacation in 2010 equal to $2,981 and continued life insurance benefits until June 30, 2012, which cost us $2,267. Under his separation agreement, NewPage Group agreed not to acquire, and Mr. Suwyn agreed not to require NewPage Group to acquire, Mr. Suwyn’s NewPage Group common stock. Mr. Suwyn remains subject to certain non-competition and non-solicitation restrictions through June 11, 2012.

Mr. Edicola’s employment with us terminated on June 11, 2010. Under Mr. Edicola’s separation agreement, he received a severance payment equal to $650,000, payment of $243,658 representing a pro rata portion of his performance and service awards granted pursuant to the LTIP, payment for accrued but unused vacation in 2010 equal to $7,500, continued health and welfare benefits through June 30, 2012 (comprised of medical, dental, life insurance and accidental death and dismemberment insurance benefits) with a total aggregate cost to us of approximately $23,229 and outplacement services with a cost to us of approximately $18,000. Mr. Edicola remains subject to certain non-competition and non-solicitation restrictions through June 11, 2012.

Mr. Marziale’s employment with us terminated on July 2, 2010. Under Mr. Marziale’s separation agreement, he received a severance payment equal to $512,248, payment of $645,138 by NewPage Group to purchase Mr. Marziale’s NewPage Group common stock, payment of $278,466 representing a pro rata portion of his performance and service awards granted pursuant to the LTIP, payment for accrued but unused vacation in 2010 equal to $14,769, continued health and welfare benefits through July 31, 2012 (comprised of medical, dental, life insurance and accidental death and dismemberment insurance benefits) with a total aggregate cost to us of approximately $17,057 and outplacement services with a cost to us of approximately $18,000. Mr. Marziale remains subject to certain non-competition and non-solicitation restrictions through July 2, 2011.

Compensation of Directors

Effective January 12, 2011, the compensation committee amended the compensation structure for independent directors to better reflect the current median compensation paid to independent directors of the Peer Group companies. Independent directors are not employees of NewPage Holding, NewPage, Cerberus or a Cerberus affiliate. In 2011, independent directors will receive an annual retainer of $100,000 plus $1,250 for attending each board meeting or committee meeting. Independent directors will receive annual retainers for serving on the audit committee and compensation committee of $15,000 and $10,000, respectively, and annual retainers of $20,000 and $10,000 for serving as committee chairs of those respective committees. In 2010, independent directors received an annual retainer of $50,000 plus $1,250 for attending each board or committee meeting and $10,000 per year for serving as a member and $20,000 per year for serving as a chairman of a committee. In addition, on December 21, 2007, Messrs. Armstrong, Long, Sheridan and Zahringer each received an award of non-qualified options to purchase 46,259 shares of NewPage Group common stock on the same terms as the Executives. During 2008, Mr. Long received an award of non-qualified options to purchase 46,259 shares on the same terms as the Executives. During 2010, Mr. Galbato received an award of non-qualified options to purchase 558,161 shares with similar terms that vest over the three years ending December 31, 2013. See “Equity Awards—NewPage Group Equity Incentive Plan.” Except as set forth in the table below, no director received compensation for their services as a director.

2010 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Robert M. Armstrong	$77,500	$113,731	$—	$191,231
Chan W. Galbato	—	933,313	—	933,313
Ronald C. Kesselman	31,250	—	—	31,250
Charles E. Long	95,000	113,731	—	208,731
John W. Sheridan	97,500	113,731	—	211,231
George J. Zahringer, III	96,250	113,731	—	209,981

(1)	Of the 46,259 options awarded to each director listed above other than Mr. Galbato and Mr. Kesselman, options to purchase 7,710 shares, 7,710 shares and 7,709 shares were deemed granted for accounting purposes pursuant to generally accepted accounting principles in 2008, 2009 and 2010. Because the performance targets are determined annually by the compensation committee, we have only considered the performance-based stock options as granted when the compensation committee sets the performance targets for the applicable year. For Mr. Galbato, options to purchase 558,161 shares were awarded in 2010, of which 279,081 shares were deemed granted in 2010. As of December 31, 2010, outstanding options for 38,549 shares were exercisable by Messrs. Armstrong and Zahringer. The other directors had no exercisable options outstanding as of December 31, 2010. In February 2010, the compensation committee amended the outstanding stock options to change the exercise price to $2.00 per share and vest the unearned performance-based options for 2008 and 2009. Included in the above amounts are the effects of the modifications.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2010, our compensation committee consisted of Mr. Wolf. None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

NewPage is a wholly-owned subsidiary of NewPage Holding, which is a wholly-owned subsidiary of NewPage Group.

The following table sets forth information with respect to the beneficial ownership of NewPage Group as of February 11, 2011 by:

—	each person who is known by us to beneficially own 5% or more of the NewPage Group common stock

—	each member of the board of directors of NewPage Group, NewPage Holding and NewPage

—	each of the Executives

—	all directors of NewPage Group, NewPage Holding and NewPage and executive officers of NewPage and NewPage Holding as a group

Beneficial ownership is determined in accordance with the rules of the SEC and includes stock options that could be exercised within 60 days. To our knowledge, each of the holders listed below has sole voting and investment power as to the NewPage Group common stock owned unless otherwise noted.

	Shares of NewPage Group Beneficially Owned
	Number	%
Stephen Feinberg (1)(2)	42,861,029	76.8
Stora Enso Oyj (3)	11,251,326	20.2
Daniel A. Clark	290,606	*
E. Thomas Curley	—	*
Michael T. Edicola	—	*
Laszlo M. Lukacs	—	*
George F. Martin	290,606	*
Michael L. Marziale	—	*
Barry R. Nelson	64,496	*
David J. Prystash	282,086	*
Mark A. Suwyn	672,172	1.2
Richard D. Willett, Jr.	206,278	*
Robert M. Armstrong	30,840	*
Chan W. Galbato	—	*
Ronald C. Kesselman	—	*
Julian Markby	—	*
Robert L. Nardelli	—	*
Lenard B. Tessler	—	*
Raymond H. Wechsler	—	*
Alexander M. Wolf	—	*
George J. Zahringer, III	30,840	*
Directors and executive officers as a group (18 persons)	1,124,496	2.0

*	Denotes beneficial ownership of less than 1%.
(1)	One or more affiliates of Cerberus own 76.8% of the common stock of NewPage Group. Stephen Feinberg exercises sole voting and investment authority over all of the NewPage Group common stock owned by the affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 76.8% of the common stock of NewPage Group.

(2)	The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.
(3)	The address for SEO is Kanavaranta 1 Fl-00160, Helsinki, Finland.

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

Related Party Transactions

Cerberus Arrangements

Cerberus retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies, including NewPage. We pre-review and agree on all services rendered. In 2010, we reimbursed Cerberus $1,921,000 for these services. These services were provided at rates not greater than the fees that Cerberus paid to the applicable consultant, together with reimbursement of out-of-pocket expenses incurred by the consultant in providing those services. We believe that the terms of these consulting arrangements are comparable to terms that would have been obtained from an unaffiliated third party. Activity related to Cerberus’ monitoring of their equity investment, such as non-independent director fees and expenses, are not charged to the Company. Cerberus also provides certain services free of charge, including chairman and company director fees and expenses. Depending upon the nature of the assignment, consultants retained by us also provided services for Cerberus and other entities affiliated with Cerberus, including other Cerberus portfolio companies, at the same time as they performed consulting services to us, but the consultants’ duty of loyalty in their performance of their consulting services for us was solely to us. Any future consulting services of Cerberus consultants will be subject to the review and approval procedures described above.

Affiliates of Cerberus

In connection with a tender offer by NP Investor LLC (“NPI”), an affiliate of Cerberus Capital Management, L.P., the indirect controlling stockholder of NewPage, for our second-lien notes, NPI and NewPage entered into a dealer managers agreement, dated July 15, 2009, with Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Barclays Capital Inc. (the “Dealer Managers”). Pursuant to the dealer managers agreement, NewPage agreed to indemnify the Dealer Managers for liabilities arising out of material misstatements or omissions in the tender offer documents, breaches of representations and warranties by NPI or NewPage, and all other losses as a result of the dealer managers acting as a dealer manager or providing financial advisory services in connection with the tender offer.

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

—

NewPage Wisconsin and Corenso entered into real estate lease agreements with respect to the portion of the Wisconsin Rapids mill currently used in Corenso’s operations and NewPage Wisconsin is providing steam, process water and process water effluent treatment to Corenso operations at the leased facility

—	NewPage Wisconsin and Corenso entered into a supply agreement pursuant to which Corenso will continue to supply cores to NewPage Wisconsin on mutually agreed terms

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

Loans to NewPage Group

In connection with the separation from NewPage of a former executive officer, we loaned $0.6 million to NewPage Group in August 2010 to enable NewPage Group to satisfy its repurchase obligations.

Director Independence

Although each of NewPage Holding and NewPage do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, we have selected the definition promulgated by the New York Stock Exchange, or NYSE, to determine which of NewPage Holding’s and NewPage’s directors qualifies as independent. Using the independence tests promulgated by the NYSE, the boards of directors of NewPage Holding and NewPage have determined that Messrs. Armstrong, Kesselman, Markby and Zahringer are independent directors.

Under the NYSE rules, NewPage Holding and NewPage are each considered a “controlled company” because more than 50% of their respective voting power is held by a single person. Accordingly, even if

NewPage Holding or NewPage were a listed company, they would not be required by NYSE rules to maintain a majority of independent directors on their respective board of directors, nor would they be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors. As a result, NewPage Holding and NewPage do not maintain a nominating committee and the joint compensation committee does not include an independent director.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The audit committee has selected PricewaterhouseCoopers LLP as our independent auditor. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2010 and 2009.

(in thousands)	2010	2009
Audit fees	$1,372	$1,400
Audit-related fees	242	393
Tax fees	113	1,328

Total	$1,727	$3,121

Audit fees consist of fees billed or agreed to be billed for services related to the audit of NewPage Holding’s and NewPage’s consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings.

“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under “Audit fees,” including audits of NewPage subsidiaries that have separate reporting requirements. In 2010, this category includes services in respect of registration of debt securities. In 2009, this category includes services in respect of the debt refinancing in September 2009.

“Tax fees” consist of fees billed for tax compliance services for our Canadian subsidiary and for the evaluation of alternative fuel mixtures excise tax credits.

Policy on Pre-Approval of Services of the Independent Auditor

The policy of the audit committee of NewPage Holding and NewPage is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other permitted non-audit services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. Any general, pre-approved category of service with fees in excess of $100,000 or other permitted non-audit services requires specific approval of the audit committee or its designee. The audit committee has delegated pre-approval authority to the chairman of the audit committee when expedition of services is necessary, with follow-up with the audit committee at its next meeting. The audit committee pre-approved all of the services for us performed by the independent auditor in 2010.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following consolidated financial statements of NewPage Holding and NewPage and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Reports of Independent Registered Public Accounting Firm

NewPage Holding

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

NewPage

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

(a)(3)    Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of NewPage Holding Corporation (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2007)

3.2	Amended and Restated Bylaws of NewPage Holding Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.3	Certificate of Incorporation of NewPage Corporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

3.4	Amended and Restated Bylaws of NewPage Corporation (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q of NewPage Corporation for the quarter ended June 30, 2006)

4.1	Indenture for the Floating Rate Senior PIK Notes due 2013 dated as of May 2, 2005 by and among NewPage Holding Corporation and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

4.2	Form of Floating Rate Senior PIK Notes due 2013 (included in Exhibit 4.1)

4.3	Intercreditor Agreement, dated as of May 2, 2005 among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank, N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.4	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.7 to the Form 8-K filed on December 28, 2007)

4.5	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.5 to the Form 8-K filed on December 28, 2007)

4.6	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005), as supplemented dated December 21, 2007 (incorporated by reference from Exhibit 10.8 to the Form 8-K filed on December 28, 2007)

4.7	Form of Floating Rate Senior Secured Notes due 2012 (included in Exhibit 4.4)

4.8	Form of 10% Senior Secured Notes due 2012 (included in Exhibit 4.5)

4.9	Form of 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.6)

4.10	Form of Guarantee for each of the Floating Rate Senior Notes due 2012, the 10% Senior Secured Notes due 2012, and the 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.6)

4.11	Collateral Trust Agreement dated as of May 2, 2005 among NewPage Corporation, the Pledgors from time to time party thereto, Goldman Sachs Credit Partners L.P., HSBC Bank USA, National Association, and The Bank of New York (incorporated by reference from Exhibit 4.10 to the Registration Statement on Form S-4 (Reg. No. 333-125952) of NewPage Corporation, filed on June 20, 2005)

4.12	Priority Lien Debt Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and The Bank of New York (incorporated by reference from Exhibit 10.3 to the Form 8-K of NewPage Corporation filed on December 28, 2007)

4.13	Indenture for the 11.375% Senior Secured Notes due 2014 dated as of September 30, 2009 among NewPage Corporation, the Guarantors and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on October 5, 2009), as supplemented by the Supplemental Indenture dated as of February 24, 2010 (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

4.14	Form of 11.375% Senior Secured Notes due 2014 (included in Exhibit 4.13)

10.1	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC) (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005) as amended by the First Amendment, dated as of April 22, 2005 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005) and the Second Amendment, dated as of April 30, 2005 (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005)

10.2+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Daniel A. Clark (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2006), Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.9 to the Form 8-K filed on December 28, 2007) and Amendment No. 3 dated as of January 1, 2009 (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2008) and Amendment No. 4 dated November 2, 2010

10.3+	Employment Letter Agreement dated October 6, 2005, by and between NewPage Corporation and Douglas K. Cooper (incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on October 31, 2005), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2006), Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.10 to the Form 8-K filed on December 28, 2007) and Amendment No. 3 dated as of January 1, 2009 (incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.4	Asset Purchase Agreement dated January 6, 2006, among Brascan Power Inc., Rumford Falls Power Company and Rumford Paper Company (incorporated by reference from Exhibit 10.25 to the Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on January 18, 2006), as amended by Amendment No. 1 to the Asset Purchase Agreement dated as of June 7, 2006 (incorporated by reference from Exhibit 10.37 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.5	Asset Purchase Agreement among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company dated February 21, 2006 (incorporated by reference from Exhibit 10.26 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006)

10.6+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and George F. Martin (incorporated by reference from Exhibit 10.31 to the Amendment No. 3 to the Registration Statement on Form S-4 (Reg. No. 333-129343) of NewPage Holding Corporation, filed on April 17, 2006), as amended by Amendment No. 1 dated as of January 28, 2007 (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2006), Amendment No. 2 dated as of December 21, 2007 (incorporated by reference from Exhibit 10.11 to the Form 8-K filed on December 28, 2007), Amendment No. 3 dated as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008) and Amendment No. 4 dated as of August 11, 2010

10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.35 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.8	Form of Independent Director Agreement (incorporated by reference from Exhibit 10.36 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.9+	Form of NewPage Holding Corporation 2006 Incentive Plan (incorporated by reference from Exhibit 10.38 to the Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on June 14, 2006)

10.10+	Form of Management Lock-up Agreement (incorporated by reference from Exhibit 10.39 to the Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 333-133367) of NewPage Holding Corporation, filed on July 12, 2006)

10.11	Revolving Credit and Guaranty Agreement, dated December 21, 2007, among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the other parties thereto (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 28, 2007), as amended by the First Amendment, dated as of September 11, 2009 (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on September 11, 2009), the Second Amendment, dated as of January 28, 2010 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 3, 2010), the Third Amendment, dated as of October 15, 2010 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 21, 2010) and the Fourth Amendment and Permitted Extension Amendment dated as of January 14, 2011 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on January 19, 2011)

10.12	Priority Lien Debt Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and The Bank of New York (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on December 28, 2007)

10.13	Revolving Credit Pledge and Security Agreement, dated December 21, 2007, among NewPage Corporation and certain of its affiliates and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.4 to the Form 8-K filed on December 28, 2007), as amended by the First Amendment, dated as of October 15, 2010 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 21, 2010)

10.14	Stock Purchase Agreement by and among Stora Enso Oyj, Stora Enso North America, Inc. and NewPage Holding Corporation, dated as of September 20, 2007 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007), as amended by the First Amendment, dated as of December 21, 2007 (incorporated by reference from Exhibit 10.15 to the Form 8-K filed on December 28, 2007)

10.15+	Employment Agreement dated as of September 8, 2008 by and between NewPage Corporation and David J. Prystash (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008), as amended by Amendment No. 1 dated as of January 1, 2009 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2008) and the Employment Letter dated as of April 20, 2009 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.16+	Separation Agreement dated January 18, 2010, by and between NewPage Corporation, NewPage Group Inc. and Richard D. Willett, Jr. (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009)

10.17+	2010 Executive Long-Term Incentive Plan, adopted January 15, 2010, and form of Award Agreement used in connection with that Plan (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009)

10.18+	Employment Agreement dated as of February 10, 2010, by and between NewPage Corporation and E. Thomas Curley (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009)

10.19	Asset Purchase Agreement among NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. dated April 1, 2010 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010), as amended by the Amending Agreement dated November 3, 2010 between NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.20	Management, Operating and Maintenance Agreement among NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. dated April 1, 2010 (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010), as amended by the Amending Agreement dated November 3, 2010 between

NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.21	Engineering, procurement and engineering contract dated July 14, 2010 between NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010), as amended by the Amending Agreement dated November 3, 2010 between NewPage Port Hawkesbury Corp. and Nova Scotia Power Inc. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.22+	Separation Agreement dated as of June 11, 2010 by and among NewPage Corporation, NewPage Group Inc. and Mark A. Suwyn (incorporated by reference from Exhibit 10.25 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.23+	Separation Agreement dated as of June 11, 2010 by and among NewPage Corporation, NewPage Group Inc. and E. Thomas Curley (incorporated by reference from Exhibit 10.26 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.24+	Separation Agreement dated as of June 11, 2010 by and among NewPage Corporation, NewPage Group Inc. and Michael T. Edicola (incorporated by reference from Exhibit 10.27 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.25+	Employment Agreement dated as of July 1, 2010 between NewPage Corporation and Barry R. Nelson (incorporated by reference from Exhibit 10.28 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.26+	Separation Agreement dated as of July 2, 2010 by and among NewPage Corporation, NewPage Group Inc. and Michael L. Marziale (incorporated by reference from Exhibit 10.29 to the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333- 167205) of NewPage Corporation, filed on July 12, 2010)

10.27+	Employment Agreement dated as of September 1, 2010 between NewPage Corporation and Laszlo M. Lukacs (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.28	Asset Sale Agreement dated as of November 1, 2010 between Consolidated Water Power Company and Great Lakes Utilities (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

21.1	Subsidiaries of the registrant

24.1	Power of Attorney—Robert M. Armstrong

24.2	Power of Attorney—Chan W. Galbato

24.3	Power of Attorney—Ronald C. Kesselman

24.4	Power of Attorney—Julian Markby

24.5	Power of Attorney—Robert L. Nardelli

24.6	Power of Attorney—Lenard B. Tessler

24.7	Power of Attorney—Raymond H. Wechsler

24.8	Power of Attorney—Alexander M. Wolf

24.9	Power of Attorney—George J. Zahringer, III

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ George F. Martin	By:	/s/ George F. Martin
George F. Martin		George F. Martin
Chief Executive Officer		Chief Executive Officer
Date: February 17, 2011		Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NEWPAGE HOLDING CORPORATION	NEWPAGE CORPORATION

/s/ George F. Martin	/s/ George F. Martin
George F. Martin	George F. Martin
President, Chief Executive Officer	President, Chief Executive Officer
and Director	and Director
(Principal Executive Officer)	(Principal Executive Officer)
Date: February 17, 2011	Date: February 17, 2011

/s/ David J. Prystash	/s/ David J. Prystash
David J. Prystash	David J. Prystash
Senior Vice President, Chief Financial	Senior Vice President, Chief Financial
Officer and Assistant Secretary	Officer and Assistant Secretary
(Principal Financial Officer)	(Principal Financial Officer)
Date: February 17, 2011	Date: February 17, 2011

/s/ Curtis H. Short	/s/ Curtis H. Short
Curtis H. Short	Curtis H. Short
Vice President Finance and	Vice President Finance and
Chief Accounting Officer	Chief Accounting Officer
(Principal Accounting Officer)	(Principal Accounting Officer)
Date: February 17, 2011	Date: February 17, 2011

*	*
Robert M. Armstrong	Robert M. Armstrong
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
Chan W. Galbato	Chan W. Galbato
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
Ronald C. Kesselman	Ronald C. Kesselman
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
Julian Markby	Julian Markby
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
Robert L. Nardelli	Robert L. Nardelli
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
Lenard B. Tessler	Lenard B. Tessler
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
Raymond H. Wechsler	Raymond H. Wechsler
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
Alexander M. Wolf	Alexander M. Wolf
Director	Director
Date: February 17, 2011	Date: February 17, 2011

*	*
George J. Zahringer, III	George J. Zahringer, III
Director	Director
Date: February 17, 2011	Date: February 17, 2011

* By:	/s/ Douglas K. Cooper
Douglas K. Cooper
Attorney-in-fact

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material will be provided to our security holder.