Form 10-Q
period 2011-03-31
NewPage Holding CORP; NewPage CORP
filed 2011-05-12
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

There were 10 Common Shares, $0.01 per share par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 per share par value, of NewPage Corporation outstanding as of May 1, 2011.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness

•	our ability to obtain additional financing or refinance our indebtedness may be limited

•	changes in the supply of, demand for, or prices of our products

•	general economic and business conditions in the United States and Canada and elsewhere

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms

•	the activities of competitors, including those that may be engaged in unfair trade practices

•	changes in significant operating expenses, including raw material and energy costs

•	changes in currency exchange rates

•	changes in the availability of capital

•	changes in the regulatory environment, including requirements for enhanced environmental compliance

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

MARCH 31, 2011 AND DECEMBER 31, 2010

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
ASSETS
Cash and cash equivalents	$9	$8	$9	$8
Accounts receivable, net	294	292	294	292
Inventories (Note 3)	551	523	551	523
Other current assets	19	20	19	20

Total current assets	873	843	873	843

Property, plant and equipment, net of accumulated depreciation of $1,210 as of March 31, 2011 and $1,159 as of December 31, 2010	2,509	2,558	2,509	2,558
Port Hawkesbury biomass project (Note 7)	19	5	19	5
Other assets	102	106	101	105

TOTAL ASSETS	$3,503	$3,512	$3,502	$3,511

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$204	$195	$204	$195
Other current liabilities	264	210	264	210
Current maturities of long-term debt (Note 6)	1,783	—	1,783	—

Total current liabilities	2,251	405	2,251	405

Long-term debt (Note 6)	1,604	3,376	1,380	3,157
Proceeds from NSPI for Port Hawkesbury biomass project (Note 7)	89	80	89	80
Other long-term obligations	528	526	528	526
Commitments and contingencies (Note 14)

EQUITY (DEFICIT)
Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	707	707	813	813
Accumulated deficit	(1,373)	(1,280)	(1,266)	(1,178)
Accumulated other comprehensive loss	(303)	(302)	(293)	(292)

Total equity (deficit)	(969)	(875)	(746)	(657)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,503	$3,512	$3,502	$3,511

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2011 AND 2010

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2011	2010	2011	2010
Net sales	$904	$817	$904	$817

Cost of sales	858	849	858	849
Selling, general and administrative expenses	40	49	40	49
Interest expense (including non-cash interest expense of $17, $16, $12 and $12)	100	101	95	97
Other (income) expense, net (Note 10)	(2)	(3)	(2)	(3)

Income (loss) before income taxes	(92)	(179)	(87)	(175)
Income tax (benefit)	1	—	1	—

Net income (loss)	$(93)	$(179)	$(88)	$(175)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST QUARTER ENDED MARCH 31, 2011

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2010	10	$—	$707	$(1,280)	$(302)	$(875)
Comprehensive income (loss):
Net income (loss)				(93)		(93)
Defined-benefit postretirement plans:
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					(1)	(1)

Comprehensive income (loss)						$(94)

Balance at March 31, 2011	10	$—	$707	$(1,373)	$(303)	$(969)

FIRST QUARTER ENDED MARCH 31, 2010

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2009	10	$—	$685	$(606)	$(265)	$(186)
Comprehensive income (loss):
Net income (loss)				(179)		(179)
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Change in unrealized gains (losses)					(2)	(2)
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(180)

Equity awards (Note 8)			8			8

Balance at March 31, 2010	10	$—	$693	$(785)	$(266)	$(358)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST QUARTER ENDED MARCH 31, 2011

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2010	100	$—	$813	$(1,178)	$(292)	$(657)
Comprehensive income (loss):
Net income (loss)				(88)		(88)
Defined-benefit postretirement plans:
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					(1)	(1)

Comprehensive income (loss)						$(89)

Balance at March 31, 2011	100	$—	$813	$(1,266)	$(293)	$(746)

FIRST QUARTER ENDED MARCH 31, 2010

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2009	100	$—	$791	$(522)	$(255)	$14
Comprehensive income (loss):
Net income (loss)				(175)		(175)
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Change in unrealized gains (losses)					(2)	(2)
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(176)

Equity awards (Note 8)			8			8

Balance at March 31, 2010	100	$—	$799	$(697)	$(256)	$(154)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2011 AND 2010

Dollars in millions

	NewPage Holding		NewPage
	First Quarter Ended Mar. 31,		First Quarter Ended Mar. 31,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(93)	$(179)	$(88)	$(175)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	62	68	62	68
Non-cash interest expense	17	16	12	12
(Gain) loss on disposal and impairment of assets	1	6	1	6
Non-cash U.S. pension expense	6	9	6	9
Equity award expense (Note 8)	—	8	—	8
Change in operating assets and liabilities	27	68	27	68

Net cash provided by (used for) operating activities	20	(4)	20	(4)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14)	(11)	(14)	(11)
Proceeds from sales of assets	1	11	1	11
Expenditures for Port Hawkesbury biomass project (Note 7)	(10)	—	(10)	—

Net cash provided by (used for) investing activities	(23)	—	(23)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	67	—	67
Payment of financing costs	(1)	(4)	(1)	(4)
Borrowings on revolving credit facility	244	124	244	124
Payments on revolving credit facility	(242)	(176)	(242)	(176)
Proceeds from NSPI for Port Hawkesbury biomass project (Note 7)	2	—	2	—

Net cash provided by (used for) financing activities	3	11	3	11

Effect of exchange rate changes on cash and cash equivalents	1	1	1	1

Net increase (decrease) in cash and cash equivalents	1	8	1	8
Cash and cash equivalents at beginning of period	8	5	8	5

Cash and cash equivalents at end of period	$9	$13	$9	$13

SUPPLEMENTAL INFORMATION
Cash paid for interest	$10	$13	$10	$13

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

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. GAAP have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Interest Rates

We measure the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. As of March 31, 2011, we had no interest rate swaps outstanding. During the first quarter of 2010, we recognized in interest expense a loss of $4 for interest rate swaps that did not qualify for hedge accounting. We paid cash of $7 on our interest rate agreements for the first quarter ended March 31, 2010. Also, during the first quarter of 2010, we locked in the floating rate components of the remaining interest rate swaps and subsequently settled the remaining liability in the third quarter of 2010.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of March 31, 2011 and December 31, 2010, we were party to natural gas futures contracts for notional amounts aggregating 560,000 and 800,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the New York Mercantile Exchange.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2011 and December 31, 2010, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

	Mar. 31,	Dec. 31,
Significant other observable inputs (Level 2)	2011	2010

Qualifying as hedges—
Other long-term liabilities—natural gas contracts	$(1)	$(2)

The amount of gain (loss) on cash flow hedges recognized in accumulated other comprehensive income (loss) (“AOCI”) and the amount reclassified to income (loss) during the first quarter ended March 31, 2011 and 2010 are as follows:

	Amount of gain (loss) recognized	Location of gain (loss) reclassified from AOCI to	Amount of gain (loss) reclassified from AOCI to income
Derivative Type	in OCI	income (loss)	(loss)

First Quarter Ended March 31, 2011
Natural gas contracts	$—	Cost of sales	$(1)

First Quarter Ended March 31, 2010
Natural gas contracts	(2)	Cost of sales	(1)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At March 31, 2011 and December 31, 2010, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	March 31, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Long-term debt:
NewPage Holding	$(2,668)	$(3,236)	$(2,456)	$(3,224)
NewPage	(2,636)	(3,012)	(2,425)	(3,005)

Other Fair Value Disclosures

See Note 4 for fair value information of assets held for sale recorded at fair value.

3.	INVENTORIES

Inventories as of March 31, 2011 and December 31, 2010 consist of:

	Mar. 31,	Dec. 31,
	2011	2010

Finished and in-process goods	$306	$298
Raw materials	110	91
Stores and supplies	135	134

	$551	$523

If inventories had been valued at current costs, they would have been valued at $540 and $496 at March 31, 2011 and December 31, 2010.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes approximately $43 in net book value of assets held for sale as of March 31, 2011. The assets held for sale are classified as Level 3 for the use of inputs in determining fair value.

5.	ACCOUNTS PAYABLE

Accounts payable as of March 31, 2011 and December 31, 2010 includes $11 and $31 of outstanding checks in excess of cash.

6.	LONG-TERM DEBT

The balances of long-term debt as of March 31, 2011 and December 31, 2010 are as follows:

	Mar. 31,	Dec. 31,
	2011	2010
NewPage:
Revolving credit facility	$95	$92
11.375% first-lien senior secured notes (face amount $1,770)	1,688	1,684
Floating rate second-lien senior secured notes (LIBOR plus 6.25%)	225	225
10% second-lien senior secured notes (face amount $806)	805	805
12% senior subordinated notes (face amount $200)	199	199
Capital lease	151	152

Total long-term debt, including current portion	3,163	3,157
Current portion of long-term debt	1,783	—

Subtotal	1,380	3,157
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $228 and $224; LIBOR plus 7.00%)	224	219

Long-term debt	$1,604	$3,376

In January 2011, we amended our revolving credit facility to extend its termination date. For those lenders who accepted this amendment (aggregating to $470), the revolving credit facility matures on December 21, 2012, unless we do not repay or refinance our floating rate and 10% second-lien senior secured notes (“Second-Lien Notes”) by December 2, 2011, in which case the revolving credit facility matures on March 1, 2012. For the remaining $30 of commitment, the revolving credit facility matures on December 21, 2012 unless we do not repay or refinance our Second-Lien Notes by July 4, 2011, in which case the $30 portion of the revolving credit facility matures on October 3, 2011.

The 11.375% senior secured first-lien notes (the “First-Lien Notes”) mature on the earlier of (i) December 31, 2014 or (ii) the date that is 31 days prior to the maturity date of the Second-Lien Notes, the senior subordinated notes, the NewPage Holding PIK notes or any refinancing thereof. The Second-Lien Notes mature on May 1, 2012. However, if we do not repay or refinance our Second-Lien Notes by January 31, 2012, the First-Lien Notes would mature on March 31, 2012. The senior subordinated notes mature on May 1, 2013. The NewPage Holding PIK Notes mature on November 1, 2013.

As of March 31, 2011, our current liabilities exceeded our current assets by $1,378. This deficit is driven by the classification of our First-Lien Notes and our revolving credit facility as current liabilities. Absent a refinancing of our Second-Lien Notes, an additional $1,030 will become current during the second quarter of 2011. We are exploring various alternatives to address our ongoing capital needs. However, we cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to do so on commercially reasonable terms. Nor can we assure you that these measures will be sufficient to satisfy our scheduled debt service obligations, or that we will be able to fund our business and operations without additional capital. If we are unable to generate sufficient cash flow or refinance our debt, including our revolving credit facility which is a principal source of our liquidity, prior to the scheduled maturities, it would have a material adverse effect on our financial condition, the value of the outstanding debt and our ability to make required cash payments under our indebtedness.

7.	PORT HAWKESBURY BIOMASS PROJECT

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

In addition, NSPI and NPPH entered into a construction agreement for NPPH to construct for NSPI a biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately C$93. All costs of construction up to C$93 will be paid or reimbursed by NSPI. As part of the construction agreement, NPPH is subject to damages for failure to complete certain milestones on time, subject to limitations as provided in the agreement. In addition, NewPage issued a performance guarantee to NSPI, subject to a limitation of C$29, if NPPH defaults on the agreement. NewPage also issued a letter of credit of $10 to NSPI in November 2010 and an additional letter of credit of $5 in January 2011 in accordance with the terms of the construction agreement. All construction costs incurred, both directly and indirectly, will become other assets and all reimbursements and direct payments by NSPI will become long-term liabilities, pending completion of the construction. Upon completion of the construction phase, all the previously described assets and liabilities will be de-recognized from the balance sheet and recognized as (gain) loss on sale of assets in the statement of operations.

NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for and under the control of NSPI for an initial period of 25 years plus the period prior to completion of the turbine, with three automatic five-year renewal terms, unless notice of termination is given. In exchange for these services, NPPH will receive payment from NSPI based upon the amount of energy produced and NPPH will receive a portion of the steam generated from the utility plant for its needs. NPPH is subject to liquidated damages in the event that a minimum level of output is not achieved. In addition, NewPage issued a performance guarantee to NSPI, subject to a limitation of C$15, if NPPH defaults on the agreement.

8.	EQUITY

Included in selling, general and administrative expenses for the first quarter ended March 31, 2011 and 2010 is equity award expense of zero and $8. In February 2010, the compensation committee amended the outstanding stock option awards of employees and directors to change the exercise price to $2.00 per share and to vest the unearned performance-based options for 2008 and 2009. Included in the amount of equity award expense for 2010 is $6 to reflect the effects of the modification on the vested time-based options and the vesting of the prior-year unearned performance-based options.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2010	3,250	$1.95
Granted	379	2.00

Outstanding at March 31, 2011	3,629	1.95

Exercisable at March 31, 2011	2,097	2.00

The outstanding options and the exercisable options at March 31, 2011 have a weighted-average remaining contractual life of 7.1 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	First Quarter
	Ended March 31,
	2011	2010
Weighted-average fair value of options granted	$0.38	$2.41
Weighted-average assumptions used for grants:
Expected volatility	90%	90%
Risk-free interest rate	2.4%	2.5%
Expected life of option (in years)	5	4

9.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the first quarter ended March 31, 2011 and 2010 is as follows:

Pension Plans

	U.S. Plans		Canadian Plans
	First Quarter		First Quarter
	Ended Mar. 31,		Ended Mar. 31,
	2011	2010	2011	2010
Service cost	$4	$6	$1	$1
Interest cost	16	16	5	5
Expected return on plan assets	(17)	(16)	(5)	(5)
Amortization of net loss	3	3	1	1

Net periodic cost	$6	$9	$2	$2

Other Postretirement Plans

	U.S. Plans		Canadian Plans
	First Quarter		First Quarter
	Ended Mar. 31,		Ended Mar. 31,
	2011	2010	2011	2010
Service cost	$1	$—	$—	$—
Interest cost	1	2	—	—
Amortization of net prior service cost (credit)	(3)	(3)	—	—

Net periodic cost (income)	$(1)	$(1)	$—	$—

10.	OTHER (INCOME) EXPENSE

Other (income) expense during the first quarter ended March 31, 2011 and 2010 was $(2) and $(3). During the first quarter ended March 31, 2010, we recognized $11 of net loss on disposal and impairment of assets in other (income) expense. In addition, we recognized $(13) of (income) for alternative fuel mixture tax credits during the first quarter ended March 31, 2010, as income recognition criteria was met during the quarter.

11.	INCOME TAXES

For the first quarter ended March 31, 2011 and 2010, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

12.	RESTRUCTURING

Whiting Mill Closure

During the fourth quarter of 2010, we announced the permanent closure of the Whiting, Wisconsin mill by the end of February 2011. Approximately 360 employees at the facility were affected. The decision to close the facility was made in order to better align capacity with market demand. As a result of this action, including the evaluation of capacity needs, during the fourth quarter of 2010, we recorded asset impairment charges for the Whiting mill and the previously-closed Kimberly mill of $196 in other (income) expense and classified these assets as held for sale. During the fourth quarter of 2010 and first quarter of 2011, we recognized $2 and $5 of employee-related costs recorded in cost of sales. In addition, during the first quarter of 2011, we recognized $2 in cost of sales for contract termination and other closure related costs and we expect to recognize additional charges in cost of sales of approximately $15 to $20 for contract termination and other closure related costs during 2011 and subsequent years as contract terms expire. The facility closure and related activities are expected to be substantially completed during the first half of 2011. The severance and other closure cost require the outlay of cash while the asset impairment charge represents a non-cash charge. We expect no material effect on future earnings or cash flows as a result of the Whiting mill closure.

The activity in the accrued restructuring liability relating to these actions for the first quarter ended March 31, 2011 was as follows:

	Closure Costs	Employee Costs

Balance accrued at December 31, 2010	$—	$2
Current charges	2	5
Payments	(2)	(2)

Balance accrued at March 31, 2011	$—	$5

13.	DISPOSITION OF ASSETS

In March 2011, Rumford Paper Company (“Rumford”), a wholly-owned subsidiary of NewPage Corporation, and Rumford Cogeneration Company Limited Partnership, a subsidiary of Rumford, both indirect subsidiaries of NewPage Holding Corporation, entered into an Asset Sale Agreement for the sale of Rumford’s cogeneration energy assets to ReEnergy Rumford LLC (“ReEnergy”) for a sale price of $61, payable one-half in cash at closing and one-half in the form of a 10-year note receivable. The transaction also contemplates an ongoing contractual relationship between the parties, pursuant to which Rumford will supply biomass fuel to ReEnergy and ReEnergy will supply electricity and thermal energy to Rumford. The transaction is not expected to have a material effect on the operating costs of the Rumford mill. We plan to invest the net cash proceeds in our business or use the proceeds to repay indebtedness, or both, in accordance with the terms of our debt instruments. The transaction, which is expected to close during the second or third quarter of 2011, is subject to customary conditions, including the receipt of regulatory approvals and the finalization of agreements outlined in term sheets.

In February 2010, Consolidated Water Power Company (“CWPCo”), an indirect wholly-owned subsidiary of NewPage, announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo utility transmission and distribution assets (“CWPCo Utility”), as amended. The purchase price will be equal to the net book value of the assets at the time of closing, subject to adjustment in the agreement. The transaction remains subject to regulatory approvals. In November 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70. The closing of the transaction is subject to completion of the CWPCo Utility sale and regulatory approval. These transactions are expected to close in 2011. We continue to hold and operate the assets in the normal course of our operations.

14.	COMMITMENTS AND CONTINGENCIES

In a notice dated January 25, 2011, staff at the Federal Energy Regulatory Commission, or FERC, reported that they had preliminarily determined that our subsidiary, Rumford Paper Company, or Rumford, violated FERC regulations in connection with Rumford’s participation in ISO-New England’s Day Ahead Load Response Program from July 2007 through February 2008. Under the program, participants were paid to reduce their electrical load on the New England power grid from their “baseline” load levels. FERC asserts that Rumford improperly established and maintained an artificially high baseline, allowing it to receive increased payments under the program. Rumford cooperated with FERC throughout its investigation and has denied any wrongdoing.

Claims have been made against us for the costs of environmental remediation measures taken or to be taken. We are also involved in various other litigation and administrative proceedings arising in the normal course of business. Reserves for these liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. Although the ultimate outcome of these matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

15.	SUPPLEMENTAL CONSOLIDATING INFORMATION

NewPage has issued $1,770 face amount of First Lien Notes, $1,031 face amount of Second Lien Notes and $200 face amount of 12% senior subordinated notes. These notes are jointly and severally guaranteed on a full and unconditional basis by NewPage’s 100%-owned subsidiaries, except CWPCo and Rumford Cogeneration Company Limited Partnership, our non-guarantor subsidiaries.

The following condensed consolidating financial statements have been prepared from financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method.

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2011

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$8	$—	$9
Accounts receivable	236	57	1	—	294
Inventories	229	322	—	—	551
Other current assets	12	6	1	—	19

Total current assets	478	385	10	—	873

Intercompany receivables	1,272	552	179	(2,003)	—
Property, plant and equipment, net	25	2,437	47	—	2,509
Investment in subsidiaries	1,562	59	—	(1,621)	—
Port Hawkesbury biomass project	—	19	—	—	19
Other assets	94	6	1	—	101

TOTAL ASSETS	$3,431	$3,458	$237	$(3,624)	$3,502

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$41	$162	$1	$—	$204
Other current liabilities	164	96	4	—	264
Current maturities of long-term debt	1,783	—	—	—	1,783

Total current liabilities	1,988	258	5	—	2,251

Intercompany payables	544	1,296	163	(2,003)	—
Long-term debt	1,229	151	—	—	1,380
Proceeds from NSPI for Port Hawkesbury biomass project	—	89	—	—	89
Other long-term liabilities	416	102	10	—	528
Equity (deficit)	(746)	1,562	59	(1,621)	(746)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,431	$3,458	$237	$(3,624)	$3,502

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$—	$7	$—	$8
Accounts receivable	226	65	1	—	292
Inventories	218	305	—	—	523
Other current assets	12	7	1	—	20

Total current assets	457	377	9	—	843

Intercompany receivables	1,250	504	162	(1,916)	—
Property, plant and equipment, net	26	2,485	47	—	2,558
Port Hawkesbury biomass project	—	5	—	—	5
Investment in subsidiaries	1,554	57	—	(1,611)	—
Other assets	98	6	1	—	105

TOTAL ASSETS	$3,385	$3,434	$219	$(3,527)	$3,511

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$50	$144	$1	$—	$195
Other current liabilities	71	133	6	—	210

Total current liabilities	121	277	7	—	405

Intercompany payables	504	1,267	145	(1,916)	—
Long-term debt	3,005	152	—	—	3,157
Proceeds from NSPI for Port Hawkesbury biomass project	—	80	—	—	80
Other long-term liabilities	412	104	10	—	526
Equity (Deficit)	(657)	1,554	57	(1,611)	(657)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,385	$3,434	$219	$(3,527)	$3,511

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2011

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
Net sales	$798	$814	$19	$(727)	$904
Cost of sales	765	802	18	(727)	858
Selling, general and administrative expenses	39	1	—	—	40
Equity in (earnings) loss of subsidiaries	(10)	(1)	—	11	—
Interest expense	92	3	—	—	95
Other (income) expense, net	—	(2)	—	—	(2)

Income (loss) before income taxes	(88)	11	1	(11)	(87)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(88)	$10	$1	$(11)	$(88)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
Net sales	$732	$758	$21	$(694)	$817
Cost of sales	752	770	21	(694)	849
Selling, general and administrative expenses	49	—	—	—	49
Equity in (earnings) loss of subsidiaries	27	—	—	(27)	—
Interest expense	93	4	—	—	97
Other (income) expense, net	(14)	11	—	—	(3)

Income (loss) before income taxes	(175)	(27)	—	27	(175)
Income tax (benefit)	—	—	—	—	—

Net income (loss)	$(175)	$(27)	$—	$27	$(175)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2011

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$—	$19	$1	$—	$20

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1)	(13)	—	—	(14)
Proceeds from sales of assets	—	1	—	—	1
Expenditures for Port Hawkesbury biomass project	—	(10)	—	—	(10)

Net cash provided by (used for) investing activities	(1)	(22)	—	—	(23)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—	—	—	(1)
Borrowings on revolving credit facility	244	—	—	—	244
Payments on revolving credit facility	(242)	—	—	—	(242)
Proceeds from NSPI for Port Hawkesbury biomass project	—	2	—	—	2

Net cash provided by (used for) financing activities	1	2	—	—	3

Effect of exchange rate changes on cash and cash equivalent	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of period	1	—	7	—	8

Cash and cash equivalents at end of period	$1	$—	$8	$—	$9

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST QUARTER ENDED MARCH 31, 2010

	NewPage Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidation/ Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$3	$(9)	$2	$—	$(4)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2)	(9)	—	—	(11)
Proceeds from sales of assets	—	11	—	—	11

Net cash provided by (used for) investing activities	(2)	2	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	—	—	67
Payment of financing costs	(4)	—	—	—	(4)
Borrowings on revolving credit facility	124	—	—	—	124
Payments on revolving credit facility	(176)	—	—	—	(176)

Net cash provided by (used for) financing activities	11	—	—	—	11

Effect of exchange rate changes on cash and cash equivalent	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	12	(6)	2	—	8
Cash and cash equivalents at beginning of period	1	—	4	—	5

Cash and cash equivalents at end of period	$13	$(6)	$6	$—	$13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Background

We believe that we are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, such as high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts, catalogues and textbooks. We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota, Wisconsin and Nova Scotia, Canada.

Trends in Our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalogue and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the first quarter of 2011, North American coated paper demand was flat compared to the first quarter of 2010. In February 2011, we realigned our capacity needs with the closure of our Whiting, Wisconsin mill and we did not take any market-related downtime in the first quarter of 2011. We took 39,000 tons of market-related downtime in the first quarter of 2010. We will consider the need for additional market-related downtime from time to time based on market conditions.

Coated paper production capacity in North America was lower during the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of North American capacity closures, including the closure of our Whiting, Wisconsin mill in February 2011. We believe imports continue to affect the North American market, placing downward pressure on North American coated paper prices as a result of foreign overcapacity.

North American prices for coated paper products historically have been determined more by North American supply and demand than directly by raw material costs or other costs of sales. However, we believe that the announced capacity closures in coated papers and inflationary trends in producer input costs may put upward pressure on prices for our products. As a result, we expect average prices for coated paper in the last three quarters of 2011 to be higher than the last three quarters of 2010.

We experienced significant increases in our input costs during the first quarter of 2011 compared to the first quarter of 2010, due to higher prices for wood, chemicals and purchased pulp. In particular, costs of certain petroleum-based chemicals and transportation costs have increased during the first quarter of 2011 compared to first quarter of 2010, principally as a result of increases in the price of crude oil. Because of the lag time between the change in oil prices and the change in costs of certain petroleum-based chemicals, we anticipate this trend will continue throughout 2011. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Port Hawkesbury Biomass Project

On November 3, 2010, NewPage Port Hawkesbury Corp. (“NPPH”), an indirect wholly-owned subsidiary of NewPage, completed the sale of certain assets, including a boiler and land at the Port Hawkesbury, Nova Scotia mill, to Nova Scotia Power Inc. (“NSPI”) for a cash sales price of $79 million. In addition, NSPI and NPPH have entered into an engineering, procurement and construction contract for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by

December 31, 2012 for approximately C$93 million. All costs of construction up to C$93 million will be paid or reimbursed by NSPI. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for and under the control of NSPI for an initial period of 25 years plus the period prior to completion of the turbine, with three automatic five-year renewal terms, unless notice of termination is given. See Note 7 to the consolidated financial statements.

Whiting Mill Closure

During the first quarter of 2011, we permanently closed our Whiting, Wisconsin mill. Approximately 360 employees at the facility were affected. We made the decision to close the facility in order to better align capacity with market demand. As a result of this action, including the evaluation of capacity needs, during the fourth quarter of 2010, we recorded asset impairment charges for the Whiting mill and the previously-closed Kimberly mill of $196 million in other (income) expense and classified these assets as held for sale. During the fourth quarter of 2010 and first quarter of 2011, we recognized $2 million and $5 million of employee-related costs recorded in cost of sales. In addition, during the first quarter of 2011 we recognized $2 million in cost of sales for contract termination and other closure related costs and we expect to recognize additional charges in cost of sales of approximately $15 million to $20 million for contract termination and other closure related costs during 2011 and subsequent years as contract terms expire. The facility closure and related activities are expected to be substantially completed during the first half of 2011. The severance and other closure cost require the outlay of cash while the asset impairment charge represents a non-cash charge. We expect no material effect on future earnings or cash flows as a result of the Whiting mill closure.

Results of Operations

The following table sets forth our historical results of operations for the first quarter ended March 31, 2011 and 2010. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt and equity activity and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

First Quarter 2011 Compared to First Quarter 2010

	NewPage Holding
	First Quarter Ended Mar. 31,
	2011		2010
(in millions)	$	%	$	%
Net sales	904	100.0	817	100.0
Cost of sales	858	94.9	849	103.9
Selling, general and administrative expenses	40	4.5	49	6.1
Interest expense	100	11.0	101	12.4
Other (income) expense, net	(2)	(0.3)	(3)	(0.5)

Income (loss) before income taxes	(92)	(10.1)	(179)	(21.9)
Income tax (benefit)	1	0.1	—	—

Net income (loss)	(93)	(10.2)	(179)	(21.9)

Supplemental Information
Adjusted EBITDA	$85		$15

Net sales for the first quarter of 2011 were $904 million compared to $817 million for the first quarter of 2010, an increase of $87 million or 11%. The increase was primarily the result of higher sales volume of core paper ($35 million) and higher average core paper prices ($42 million) in the first quarter of 2011 compared to the first quarter of 2010. Core volume is principally coated freesheet, coated groundwood and supercalendered paper products sold in North America. Average core paper prices increased to $912 per ton in the first quarter of 2011 compared to $858 per ton in the first quarter of 2010. Core paper sales volume increased to 829,000 tons in the first quarter of 2011 compared to 792,000 tons in the first quarter of 2010. In February 2011, we realigned our capacity needs with the closure of our Whiting, Wisconsin mill and we did not take any market-related downtime in the first quarter of 2011. We took 39,000 tons of market-related downtime in the first quarter of 2010. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the first quarter of 2011 was $858 million compared to $849 million for the first quarter of 2010, an increase of $9 million or 1%. The increase was primarily the result of higher core paper sales volume ($27 million) partially offset by lower sales volumes of non-core paper. In addition, during the first quarter of 2011, in connection with the closure of the Whiting mill, we recognized charges of $5 million for employee-related costs and $2 million for contractual termination and other closure related costs. Gross margin (loss) for the first quarter of 2011 was 5.1% compared to (3.9)% for the first quarter of 2010 primarily as a result of higher average core paper sales prices ($42 million) in the first quarter of 2011.

Maintenance expense at our mills totaled $72 million and $71 million in the first quarter of 2011 and 2010. We expect to incur significantly higher maintenance expense during the second and third quarters of 2011 compared to the same periods in 2010, as a result of required planned major maintenance.

Selling, general and administrative expenses decreased to $40 million for the first quarter of 2011 from $49 million for the first quarter of 2010, primarily as a result of $8 million lower stock compensation expense. Included in the amount of equity award expense for the first quarter of 2010 is $6 million to reflect the effects of a modification on the vested time-based options and the vesting of the prior-year unearned performance-based options. As a percentage of net sales, selling, general and administrative expenses decreased in the first quarter of 2011 to 4.5% from 6.1% in the first quarter of 2010.

Interest expense for the first quarter of 2011 was $100 million compared to $101 million for the first quarter of 2010. Interest expense for NewPage for the first quarter of 2011 was $95 million compared to $97 million for the first quarter of 2010.

Other (income) expense was $(2) million for the first quarter of 2011 and $(3) million for the first quarter of 2010. The amount recognized in the first quarter of 2010 includes $11 million of net loss on disposal and impairment of assets, offset by $(13) million of (income) recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the first quarter of 2011 and 2010 was $1 million and zero. For the first quarter of 2011 and 2010, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

Net income (loss) was $(93) million in the first quarter of 2011 compared to $(179) million in the first quarter of 2010. Net income (loss) for NewPage was $(88) million in the first quarter of 2011 compared to $(175) million in the first quarter of 2010. The improvements were primarily the result of higher average paper prices and higher sales volume of core paper.

Adjusted EBITDA was $85 million for the first quarter of 2011 compared to $15 million for the first quarter of 2010. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA are not measures of our performance under U.S. GAAP, are not intended to represent net income (loss), and should not be used as alternatives to net income (loss) as indicators of performance. EBITDA and Adjusted EBITDA are shown because they are bases upon which our management assesses performance and are primary components of certain covenants under our revolving credit facility. In addition, our management believes EBITDA and Adjusted EBITDA are useful to investors because they and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA and Adjusted EBITDA instead of net income (loss) has limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	NewPage Holding
	First Quarter Ended Mar. 31,
(in millions)	2011	2010
Net income (loss)	$(93)	$(179)
Interest expense	100	101
Income tax (benefit)	1	—
Depreciation and amortization	62	68

EBITDA	70	(10)

Equity awards	—	8
(Gain) loss on disposal and impairment of assets	1	6
Non-cash U.S. pension expense	6	9
Integration and related severance costs	8	2

Adjusted EBITDA	$85	$15

Liquidity and Capital Resources

Available Liquidity

As of March 31, 2011, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 million or an amount determined by reference to a borrowing base ($416 million as of March 31, 2011).

In January 2011, we amended our revolving credit facility to extend its termination date. For those lenders who accepted this amendment (aggregating to $470 million), the revolving credit facility matures on December 21, 2012, unless we do not repay or refinance our floating rate and 10% second-lien senior secured notes (“Second-Lien Notes”) by December 2, 2011, in which case the revolving credit facility matures on March 1, 2012. For the remaining $30 million of commitment, the revolving credit facility matures on December 21, 2012 unless we do not repay or refinance our Second-Lien Notes by July 4, 2011, in which case the $30 million portion of the revolving credit facility matures on October 3, 2011. As of March 31, 2011, we had $161 million available for borrowing in excess of the $50 million required minimum, after reduction for $110 million in letters of credit and $95 million in outstanding borrowings under the revolving credit facility. During the first quarter of 2011, our average daily balance outstanding under our revolving credit facility was $81 million with a weighted-average interest rate of 4.6%.

The 11.375% senior secured first-lien notes (the “First-Lien Notes”) mature on the earlier of (i) December 31, 2014 or (ii) the date that is 31 days prior to the maturity date of the Second-Lien Notes, the senior subordinated notes, the NewPage Holding PIK notes or any refinancing thereof. The Second-Lien Notes mature on May 1, 2012. However, if we do not repay or refinance our Second-Lien Notes by January 31,

2012, the First-Lien Notes would mature on March 31, 2012. The senior subordinated notes mature on May 1, 2013. The NewPage Holding PIK Notes mature on November 1, 2013. Aggregate indebtedness as of March 31, 2011 totaled $3,475 million, which includes $3,247 million at NewPage.

As of March 31, 2011, our current liabilities exceeded our current assets by $1,378 million. This deficit is driven by the classification of our First-Lien Notes and our revolving credit facility as current liabilities. Absent a refinancing of our Second-Lien Notes, an additional $1,030 million will become current during the second quarter of 2011. We are exploring various alternatives to address our ongoing capital needs. However, we cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to do so on commercially reasonable terms. Nor can we assure you that these measures will be sufficient to satisfy our scheduled debt service obligations, or that we will be able to fund our business and operations without additional capital. If we are unable to generate sufficient cash flow or refinance our debt, including our revolving credit facility which is a principal source of our liquidity, prior to the scheduled maturities, it would have a material adverse effect on our financial condition, the value of the outstanding debt and our ability to make required cash payments under our indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $20 million during the first quarter of 2011 compared to $(4) million during the first quarter of 2010, primarily the result of improvements in operations, including higher sales volume of core paper and higher average paper prices. Investing activities in first quarter of 2011 include $14 million for capital expenditures and $10 million of expenditures for the Port Hawkesbury biomass project. Financing activities primarily consisted of borrowings and payments on the revolving credit facility.

Capital Expenditures

Capital expenditures were $14 million and $11 million for the first quarter ended March 31, 2011 and 2010.

Financial Discussion

During the fourth quarter of 2010, we announced the permanent closure of the Whiting, Wisconsin mill by the end of February 2011. As a result of this action, during the fourth quarter of 2010, we recorded asset impairment charges for the Whiting mill and the previously-closed Kimberly mill of $196 million in other (income) expense and classified these assets as held for sale. During the fourth quarter of 2010 and first quarter of 2011, we recognized $2 million and $5 million of employee-related costs recorded in cost of sales. In addition, during the first quarter of 2011, we recognized $2 million in cost of sales for contract termination and other closure related costs and we expect to recognize additional charges in cost of sales of approximately $15 million to $20 million for contract termination and other closure related costs during 2011 and subsequent years as contract terms expire.

In March 2011, Rumford Paper Company (“Rumford”), a wholly-owned subsidiary of NewPage Corporation, and Rumford Cogeneration Company Limited Partnership, a subsidiary of Rumford, both indirect subsidiaries of NewPage Holding Corporation, entered into an Asset Sale Agreement for the sale of Rumford’s cogeneration energy assets to ReEnergy Rumford LLC (“ReEnergy”) for a sale price of $61 million, payable one-half in cash at closing and one-half in the form of a 10-year note receivable. The transaction also contemplates an ongoing contractual relationship between the parties, pursuant to which Rumford will supply biomass fuel to ReEnergy and ReEnergy will supply electricity and thermal energy to Rumford. The transaction is not expected to have a material effect on the operating costs of the Rumford mill. We plan to invest the net cash proceeds in our business or use the proceeds to repay indebtedness, or both, in accordance with the terms of our debt instruments. The transaction, which is expected to close during the second or third quarter of 2011, is subject to customary conditions, including the receipt of regulatory approvals and the finalization of agreements outlined in term sheets.

On November 3, 2010, NPPH completed the sale of certain assets, including a boiler and land at the Port Hawkesbury, Nova Scotia mill, to NSPI for a cash sales price of $79 million. In addition, NSPI and NPPH have entered into an engineering, procurement and construction contract for NPPH to construct for NSPI a 60 MW biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately C$93 million. NSPI and NPPH also entered into a management, operations and maintenance agreement related to NPPH operating the utility assets for NSPI. NPPH was required to post $10 million of letters of credit under these arrangements in 2010 and an additional $5 million in 2011. See Note 7 to the consolidated financial statements.

In February 2010, CWPCo announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo Utility, as amended. The purchase price will be equal to the net book value of the assets at the time of closing, subject to adjustment in the agreement. The transaction remains subject to regulatory approvals. On November 1, 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70 million. The closing of the transaction is subject to completion of the CWPCo Utility sale and regulatory approval. We continue to hold and operate the assets in the normal course of our operations.

On March 21, 2011, U.S. Environmental Protection Agency (USEPA) finalized its Boiler MACT rule, which provides for Industrial Boiler Maximum Achievable Control Technology (MACT) standards to regulate emissions of hazardous air pollutants for industrial, commercial and institutional boilers and process heaters. Compliance with the final Boiler MACT rule is currently required no later than March 21, 2014. Our preliminary evaluation of the final Boiler MACT rule indicates significant capital expenditures for additional emission control equipment may be needed at our mills with solid fuel boilers to comply with the rule. In addition, our mills will incur increased operating expenses associated with compliance and operation of the new control equipment. USEPA has also announced they will be reconsidering portions of the Boiler MACT rule because the final rule differs from what was proposed. At this time it is not known what changes to the rule might occur as a result of the reconsideration process. We continue to follow the reconsideration process and will adjust our Boiler MACT compliance evaluation as needed for any changes to the compliance requirements.

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

Interest Rate Risk

As of March 31, 2011 and December 31, 2010, $548 million and $541 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at March 31, 2011 and December 31, 2010, would be $5 million.

Foreign Currency Risk

Our Canadian subsidiary makes a portion of its purchases and sales in U.S. dollars. As a result, it is subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Foreign currency exchange contracts may be used periodically to manage the variability in cash flows and revenues from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of March 31, 2011 and December 31, 2010, we had no foreign currency forward contracts outstanding.

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

Management, with the participation of our chief executive officer and chief accounting officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended March 31, 2011. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In a notice dated January 25, 2011, staff at the Federal Energy Regulatory Commission, or FERC, reported that they had preliminarily determined that our subsidiary, Rumford Paper Company, or Rumford, violated FERC regulations in connection with Rumford’s participation in ISO-New England’s Day Ahead Load Response Program from July 2007 through February 2008. Under the program, participants were paid to reduce their electrical load on the New England power grid from their “baseline” load levels. FERC asserts that Rumford improperly established and maintained an artificially high baseline, allowing it to receive increased payments under the program. Rumford cooperated with FERC throughout its investigation and has denied any wrongdoing.

In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia are dumping their products in the United States and that these manufacturers have been subsidized by their governments in violation of U.S. trade laws. Following affirmative final determinations by both the U.S. Department of Commerce and the U.S. International Trade Commission, the U.S. Department of Commerce imposed duties to offset the threat of dumping and government subsidies. Producers in China and Indonesia have appealed these determinations to the U.S. Court of International Trade. Pending a decision on the appeal, these duties will remain in effect for five years, subject to annual administrative reviews.

ITEM 5.	OTHER INFORMATION

Resignation and Election of Director

On May 10, 2011, the boards of directors of NewPage Group Inc., NewPage Holding Corporation and NewPage Corporation (collectively, the “NewPage Companies”) accepted the resignation of Robert L. Nardelli from the boards of directors of the NewPage Companies, effective as of May 10, 2011. There were no disagreements between Mr. Nardelli and the NewPage Companies that resulted in Mr. Nardelli’s resignation.

On May 10, 2011, the boards of directors of the NewPage Companies elected Thomas L. Zambelli to serve as a director of the NewPage Companies, effective May 10, 2011. Since August 2007, Mr. Zambelli, age 60, has been a vice president of Cerberus Operating and Advisory Company LLC, an affiliate of the indirect controlling stockholder of the NewPage Companies. From March 2009 to May 2010, he was the chief investment officer of Chrysler Financial Services Americas LLC. From April 2000 to August 2007 he was a senior director at Zolfo Cooper LLC, a financial advisory firm.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Asset Sale Agreement dated March 16, 2011, among Rumford Paper Company, Rumford Cogeneration Company Limited Partnership and ReEnergy Rumford LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ George F. Martin	By:	/s/ George F. Martin
George F. Martin		George F. Martin
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)
Date: May 12, 2011		Date: May 12, 2011

By:	/s/ Ronald J. Arling	By:	/s/ Ronald J. Arling
Ronald J. Arling		Ronald J. Arling
Controller and Chief Accounting Officer		Controller and Chief Accounting Officer
(Principal Accounting Officer)		(Principal Accounting Officer)
Date: May 12, 2011		Date: May 12, 2011