Form 10-Q
period 2011-06-30
NewPage Holding CORP; NewPage CORP
filed 2011-08-15
CIK 1329068, 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

There were 10 Common Shares, $0.01 per share par value, of NewPage Holding Corporation and 100 Common Shares, $0.01 per share par value, of NewPage Corporation outstanding as of August 1, 2011.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2011 AND DECEMBER 31, 2010

Dollars in millions, except per share amounts

	NewPage Holding		NewPage
	June 30,	Dec. 31,	June 30,	Dec. 31,
	2011	2010	2011	2010
ASSETS
Cash and cash equivalents	$9	$8	$9	$8
Accounts receivable, net	247	292	247	292
Inventories (Note 3)	494	523	494	523
Other current assets	25	20	25	20

Total current assets	775	843	775	843

Property, plant and equipment, net of accumulated depreciation of $1,264 as of June 30, 2011 and $1,159 as of December 31, 2010	2,455	2,558	2,455	2,558
Port Hawkesbury biomass project (Note 7)	34	5	34	5
Other assets	99	106	98	105

TOTAL ASSETS	$3,363	$3,512	$3,362	$3,511

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$226	$195	$226	$195
Other current liabilities	197	210	197	210
Current maturities of long-term debt (Note 6)	2,854	—	2,854	—

Total current liabilities	3,277	405	3,277	405

Long-term debt (Note 6)	581	3,376	353	3,157
Proceeds from NSPI for Port Hawkesbury biomass project (Note 7)	95	80	95	80
Other long-term obligations	516	526	516	526
Commitments and contingencies (Note 14)

EQUITY (DEFICIT)
Common stock, NewPage Holding—10 shares authorized, issued and outstanding, $0.01 per share par value; NewPage—100 shares authorized, issued and outstanding, $0.01 per share par value	—	—	—	—
Additional paid-in capital	706	707	812	813
Accumulated deficit	(1,509)	(1,280)	(1,398)	(1,178)
Accumulated other comprehensive loss	(303)	(302)	(293)	(292)

Total equity (deficit)	(1,106)	(875)	(879)	(657)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,363	$3,512	$3,362	$3,511

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2011 AND 2010

Dollars in millions

	NewPage Holding
	Second Quarter		First Half
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net sales	$888	$890	$1,792	$1,707

Cost of sales	887	913	1,745	1,762
Selling, general and administrative expenses	36	58	76	107
Interest expense (including non-cash interest expense of $18, $16, $35 and $32)	100	97	200	198
Other (income) expense, net (Note 10)	1	—	(1)	(3)

Income (loss) before income taxes	(136)	(178)	(228)	(357)
Income tax (benefit)	—	1	1	1

Net income (loss)	$(136)	$(179)	$(229)	$(358)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2011 AND 2010

Dollars in millions

	NewPage
	Second Quarter		First Half
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net sales	$888	$890	$1,792	$1,707

Cost of sales	887	913	1,745	1,762
Selling, general and administrative expenses	36	58	76	107
Interest expense (including non-cash interest expense of $14, $11, $26 and $23)	96	92	191	189
Other (income) expense, net (Note 10)	1	—	(1)	(3)

Income (loss) before income taxes	(132)	(173)	(219)	(348)
Income tax (benefit)	—	1	1	1

Net income (loss)	$(132)	$(174)	$(220)	$(349)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST HALF ENDED JUNE 30, 2011

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2010	10	$—	$707	$(1,280)	$(302)	$(875)
Comprehensive income (loss):
Net income (loss)				(229)		(229)
Defined-benefit postretirement plans:
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					(1)	(1)

Comprehensive income (loss)						$(230)

Equity awards (Note 8)			(1)			(1)

Balance at June 30, 2011	10	$—	$706	$(1,509)	$(303)	$(1,106)

FIRST HALF ENDED JUNE 30, 2010

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	10	$—	$685	$(606)	$(265)	$(186)
Comprehensive income (loss):
Net income (loss)				(358)		(358)
Amortization of net actuarial loss on defined benefit plans					1	1
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefits of $1					(1)	(1)
Reclassification adjustment to net income (loss), net of tax of $1					1	1
Foreign currency translation adjustments					1	1

Comprehensive income (loss)						$(356)

Equity awards (Note 8)			20			20

Balance at June 30, 2010	10	$—	$705	$(964)	$(263)	$(522)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

FIRST HALF ENDED JUNE 30, 2011

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2010	100	$—	$813	$(1,178)	$(292)	$(657)
Comprehensive income (loss):
Net income (loss)				(220)		(220)
Defined-benefit postretirement plans:
Amortization of net actuarial loss on defined benefit plans					(1)	(1)
Cash-flow hedges:
Reclassification adjustment to net income (loss)					1	1
Foreign currency translation adjustment					(1)	(1)

Comprehensive income (loss)						$(221)

Equity awards (Note 8)			(1)			(1)

Balance at June 30, 2011	100	$—	$812	$(1,398)	$(293)	$(879)

FIRST HALF ENDED JUNE 30, 2010

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2009	100	$—	$791	$(522)	$(255)	$14
Comprehensive income (loss):
Net income (loss)				(349)		(349)
Amortization of net actuarial loss on defined benefit plans					1	1
Cash-flow hedges:
Change in unrealized gains (losses), net of tax benefit of $1					(1)	(1)
Reclassification adjustment to net income (loss), net of tax of $1					1	1
Foreign currency translation adjustment					1	1

Comprehensive income (loss)						$(347)

Equity awards (Note 8)			20			20

Balance at June 30, 2010	100	$—	$811	$(871)	$(253)	$(313)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST HALF ENDED JUNE 30, 2011 AND 2010

Dollars in millions

	NewPage Holding		NewPage
	First Half		First Half
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(229)	$(358)	$(220)	$(349)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	121	135	121	135
Non-cash interest expense	35	32	26	23
(Gain) loss on disposal and impairment of assets	5	8	5	8
Non-cash U.S. pension expense	11	17	11	17
Equity award expense (Note 8)	(1)	19	(1)	19
Change in operating assets and liabilities	56	20	56	20

Net cash provided by (used for) operating activities	(2)	(127)	(2)	(127)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(33)	(31)	(33)	(31)
Proceeds from sales of assets	11	12	11	12
Expenditures for Port Hawkesbury biomass project (Note 7)	(19)	(1)	(19)	(1)

Net cash provided by (used for) investing activities	(41)	(20)	(41)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	67	—	67
Payment of financing costs	(1)	(4)	(1)	(4)
Borrowings on revolving credit facility	582	442	582	442
Payments on revolving credit facility	(543)	(358)	(543)	(358)
Proceeds from NSPI for Port Hawkesbury biomass project (Note 7)	5	—	5	—

Net cash provided by (used for) financing activities	43	147	43	147

Effect of exchange rate changes on cash and cash equivalents	1	2	1	2

Net increase (decrease) in cash and cash equivalents	1	2	1	2
Cash and cash equivalents at beginning of period	8	5	8	5

Cash and cash equivalents at end of period	$9	$7	$9	$7

SUPPLEMENTAL INFORMATION
Cash paid for interest	$170	$179	$170	$179

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

Interest Rates

We measure the fair values of our interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. As of June 30, 2011 and December 31, 2010, we had no interest rate swaps outstanding. We recognized in interest expense a (gain) loss of $(1) and $3 for the second quarter and first half ended June 30, 2010, for interest rate swaps that did not qualify for hedge accounting. We paid cash of $6 and $13 on our interest rate agreements for the second quarter and first half ended June 30, 2010. Also, during the first quarter of 2010, we locked in the floating rate components of the remaining interest rate swaps and subsequently settled the remaining liability in the third quarter of 2010.

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with financial instruments that are priced based on New York Mercantile Exchange natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. As of June 30, 2011 and December 31, 2010, we were party to natural gas futures contracts for notional amounts aggregating 320,000 and 800,000 MMBTUs, which expire through October 2011. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the New York Mercantile Exchange.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2011 and December 31, 2010, the fair values and carrying amounts of our financial assets and liabilities measured on a recurring basis are as follows:

Significant other observable inputs (Level 2)	June 30, 2011	Dec. 31, 2010

Qualifying as hedges—
Other long-term liabilities—natural gas contracts	$(1)	$(2)

The amount of gain (loss) on cash flow hedges recognized in accumulated other comprehensive income (loss) (“AOCI”) and the amount reclassified to income (loss) during the second quarter and first half ended June 30, 2011 and 2010 are as follows:

Derivative Type	Amount of gain (loss) recognized in OCI	Location of gain (loss) reclassified from AOCI to income (loss)	Amount of gain (loss) reclassified from AOCI to income (loss)

Second Quarter Ended June 30, 2011
Natural gas contracts	$—	Cost of sales	$—

First Half Ended June 30, 2011
Natural gas contracts	—	Cost of sales	(1)

Second Quarter Ended June 30, 2010
Natural gas contracts	—	Cost of sales	(1)

First Half Ended June 30, 2010
Natural gas contracts	(2)	Cost of sales	(2)

Assets and Liabilities Not Carried at Fair Value

The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities. At June 30, 2011 and December 31, 2010, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value. Details of our long-term debt are as follows:

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt:
NewPage Holding	$(2,125)	$(3,282)	$(2,456)	$(3,224)
NewPage	(2,118)	(3,054)	(2,425)	(3,005)

Other Fair Value Disclosures

See Note 4 for fair value information of assets held for sale recorded at fair value.

3.	INVENTORIES

Inventories as of June 30, 2011 and December 31, 2010 consist of:

	June 30, 2011	Dec. 31, 2010

Finished and in-process goods	$288	$298
Raw materials	72	91
Stores and supplies	134	134

	$494	$523

If inventories had been valued at current costs, they would have been valued at $496 and $496 at June 30, 2011 and December 31, 2010.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes approximately $33 in net book value of assets held for sale as of June 30, 2011. The assets held for sale are classified as Level 3 for the use of inputs in determining fair value.

5.	ACCOUNTS PAYABLE

Accounts payable as of June 30, 2011 and December 31, 2010 includes $36 and $31 of outstanding checks in excess of cash.

6.	LONG-TERM DEBT

The balances of long-term debt as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	Dec. 31,
	2011	2010
NewPage:
Revolving credit facility	$131	$92
11.375% first-lien senior secured notes (face amount $1,770)	1,692	1,684
Floating rate second-lien senior secured notes (LIBOR plus 6.25%)	225	225
10% second-lien senior secured notes (face amount $806)	806	805
12% senior subordinated notes (face amount $200)	200	199
Capital lease	153	152

Total long-term debt, including current portion	3,207	3,157
Current portion of long-term debt	2,854	—

Subtotal	353	3,157
NewPage Holding—
Senior unsecured NewPage Holding PIK Notes (face amount $232 and $224; LIBOR plus 7.00%)	228	219

Long-term debt	$581	$3,376

In January 2011, we amended our revolving credit facility to extend its termination date. For those lenders who accepted this amendment (aggregating to $470), the revolving credit facility matures on December 21, 2012, unless we do not repay or refinance our floating rate and 10% second-lien senior secured notes (“Second-Lien Notes”) by December 2, 2011, in which case the revolving credit facility matures on March 1, 2012. For the remaining $30 of commitment, the revolving credit facility matures on October 3, 2011, rather than December 21, 2012, as a result of not refinancing our Second-Lien Notes by July 4, 2011.

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

As of June 30, 2011, our current liabilities exceeded our current assets by $2,502. This deficit results from the classification of our First-Lien Notes, our Second-Lien Notes, and our revolving credit facility as current liabilities. Also, as of June 30, 2011, we have $48 in deferred financing costs, including $47 for

NewPage, recorded in other assets. We have retained advisors to assist us in exploring various restructuring alternatives and are engaged in discussions with various stakeholders to address our ongoing capital needs. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to do so on commercially reasonable terms. If we are unable to refinance our debt or generate sufficient cash flow to service our obligations, we will be required to seek to restructure our existing debt or to voluntarily seek, or be forced to seek, protection under the Chapter 11 of the U.S. Bankruptcy Code and applicable Canadian laws. Any such actions would have a material adverse effect on our financial condition, the value of the outstanding debt and our ability to make required cash payments under our indebtedness.

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

In addition, NSPI and NPPH entered into a construction agreement for NPPH to construct for NSPI a biomass cogeneration utility plant for the generation of electricity by December 31, 2012 for approximately C$93. All costs of construction up to C$93 will be paid or reimbursed by NSPI. All costs paid directly by NSPI will be excluded from our consolidated statement of cash flows. For the first half ended June 30, 2011, direct payments made by NSPI totaled $10. As part of the construction agreement, NPPH is subject to damages for failure to complete certain milestones on time, subject to limitations as provided in the agreement. In addition, NewPage issued a performance guarantee to NSPI, subject to a limitation of C$29, if NPPH defaults on the agreement. NewPage also issued a letter of credit of $10 to NSPI in November 2010 and an additional letter of credit of $5 in January 2011 in accordance with the terms of the construction agreement. All construction costs incurred, both directly and indirectly, will become other assets and all reimbursements and direct payments by NSPI will become long-term liabilities, pending completion of the construction. Upon completion of the construction phase, all the previously described assets and liabilities will be de-recognized from the balance sheet and recognized as (gain) loss on sale of assets in the statement of operations.

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

Included in selling, general and administrative expenses for the second quarter and first half ended June 30, 2011 is equity award expense of $1 and an adjustment to equity award expense of $(2) associated with the forfeiture of unvested stock options during the second quarter of 2011. Included in selling, general and administrative expenses for the second quarter and first half ended June 30, 2010 is equity award expense of $11 and $19. In February 2010, the compensation committee amended the outstanding stock option awards of employees and directors to change the exercise price to $2.00 per share and to vest the unearned performance-based options for 2008 and 2009. Included in the amount of equity award expense for the second quarter and first half ended June 30, 2010 is $1 and $7 to reflect the effects of the modification on the vested time-based options and the vesting of the prior-year unearned performance-based options. Also included in the amount of equity award expense for the second quarter and first half ended June 30, 2010 is $4 of remaining unamortized grant-date fair value relating to the accelerated vesting of stock options previously awarded to certain former executive officers. In accordance with their stock option agreements, upon their separation all of their outstanding stock options became vested. None of these options were exercised by the executive officers.

The following table summarizes activity in the plan:

Shares of NewPage Group issuable under stock options, in thousands	Options	Weighted- average exercise price
Outstanding at December 31, 2010	3,250	$1.95
Granted	379	2.00
Forfeited or expired	(888)	2.00

Outstanding at June 30, 2011	2,741	1.94

Exercisable at June 30, 2011	1,632	2.00

The outstanding options and the exercisable options at June 30, 2011 have a weighted-average remaining contractual life of 6.7 years.

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

Assumptions used to determine the fair value of option grants are as follows:

	First Half
	Ended June 30,
	2011	2010

Weighted-average fair value of options granted	$0.38	$2.68
Weighted-average assumptions used for grants:
Expected volatility	90%	90%
Risk-free interest rate	2.4%	2.0%
Expected life of option (in years)	5	4

9.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the second quarter and first half ended June 30, 2011 and 2010 is as follows:

Pension Plans

	U.S. Plans		Canadian Plans
	Second Quarter Ended June 30,		Second Quarter Ended June 30,
	2011	2010	2011	2010
Service cost	$4	$6	$1	$1
Interest cost	16	16	5	5
Expected return on plan assets	(18)	(17)	(6)	(5)
Amortization of net loss	3	3	1	—

Net periodic cost	$5	$8	$1	$1

	U.S. Plans		Canadian Plans
	First Half Ended June 30,		First Half Ended June 30,
	2011	2010	2011	2010
Service cost	$8	$12	$2	$2
Interest cost	32	32	10	10
Expected return on plan assets	(35)	(33)	(11)	(10)
Amortization of net loss	6	6	2	1

Net periodic cost	$11	$17	$3	$3

Other Postretirement Plans

	U.S. Plans		Canadian Plans
	Second Quarter Ended June 30,		Second Quarter Ended June 30,
	2011	2010	2011	2010
Service cost	$—	$1	$—	$1
Interest cost	2	1	—	—
Amortization of net prior service cost (credit)	(3)	(3)	—	—

Net periodic cost (income)	$(1)	$(1)	$—	$1

	U.S. Plans		Canadian Plans
	First Half Ended June 30,		First Half Ended June 30,
	2011	2010	2011	2010
Service cost	$1	$1	$—	$1
Interest cost	3	3	—	—
Amortization of net prior service cost (credit)	(6)	(6)	—	—

Net periodic cost (income)	$(2)	$(2)	$—	$1

Workers at our Central Wisconsin, Escanaba, and Rumford mills ratified collective bargaining agreements with various unions during and subsequent to the first half of 2011. These collective bargaining agreements in the aggregate will result in a re-measurement of our U.S. Plans in the third quarter of 2011. The change in pension and other postretirement expense for 2011 is not expected to be material.

During the second quarter 2011, a supplemental retirement plan for certain Port Hawkesbury employees was fully funded with a cash contribution of $12, which resulted in a net pension asset of $4.

10.	OTHER (INCOME) EXPENSE

Other (income) expense during the first half ended June 30, 2011 and 2010 was $(1) and $(3). The amount recognized in the first half of 2010 includes $11 of net loss on disposal and impairment of assets, offset by $(13) of (income) recognized for alternative fuel mixture tax credits.

11.	INCOME TAXES

For the second quarter and first half ended June 30, 2011 and 2010, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

12.	RESTRUCTURING

Whiting Mill Closure

In February 2011, we permanently closed our Whiting, Wisconsin mill. Approximately 360 employees at the facility were affected. We made the decision to close the facility in order to better align capacity with market demand. As a result of this action, including the evaluation of capacity needs, during the fourth quarter of 2010, we recorded asset impairment charges for the Whiting mill and the previously-closed Kimberly mill of $196 in other (income) expense and classified these assets as held for sale. During the first half of 2011, we recognized $5 of employee-related costs recorded in cost of sales. In addition, during the second quarter and first half of 2011, we recognized $1 and $3 in cost of sales for contract termination and other closure related costs and we expect to recognize additional charges in cost of sales of approximately $14 for contract termination and other closure related costs during 2011 and subsequent years as contract terms expire. The facility closure and related activities have been substantially completed during the first half of 2011. The severance and other closure cost require the outlay of cash while the asset impairment charge represents a non-cash charge.

The activity in the accrued restructuring liability relating to these actions for the first half ended June 30, 2011 was as follows:

	Closure	Employee
	Costs	Costs

Balance accrued at December 31, 2010	$—	$2
Current charges	3	5
Payments	(3)	(5)

Balance accrued at June 30, 2011	$—	$2

13.	DISPOSITION OF ASSETS

In March 2011, Rumford Paper Company (“Rumford”), a wholly-owned subsidiary of NewPage, and Rumford Cogeneration Company Limited Partnership, a subsidiary of Rumford, both indirect subsidiaries of NewPage Holding, entered into an Asset Sale Agreement for the sale of Rumford’s cogeneration energy assets to ReEnergy Rumford LLC (“ReEnergy”) for a sale price of $61, payable one-half in cash at closing and one-half in the form of a 10-year note receivable. The transaction also contemplates an ongoing contractual relationship between the parties, pursuant to which Rumford will supply biomass fuel to ReEnergy and ReEnergy will supply electricity and thermal energy to Rumford. The transaction is not expected to have a material effect on the operating costs of the Rumford mill. We plan to invest the net cash proceeds in our business or use the proceeds to repay indebtedness, or both, in accordance with the terms of our debt instruments. The transaction is subject to various conditions, including the receipt of regulatory approvals and the finalization of agreements outlined in term sheets. It is uncertain whether or when this transaction will close, as certain conditions to closing the transaction may not be satisfied. We are exploring options to address these conditions.

In February 2010, CWPCo announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo Utility, as amended. The purchase price will be equal to the net book value of the assets at the time of closing, subject to adjustment in the agreement. The transaction remains subject to regulatory approvals. It is uncertain whether or when this transaction will close, as certain conditions to closing the transaction may not be satisfied. We are exploring options to address these conditions. On November 1, 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70. The closing of the transaction is subject to completion of the CWPCo Utility sale and regulatory approval. We continue to hold and use the assets in the normal course of our operations.

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

15.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05). The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us as of January 1, 2012 and is to be applied on a retrospective basis. The adoption of this standard will only impact the presentation of our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASU 2011-04) . The amendments in this ASU clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and enhances disclosures about fair value measurements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for us as of January 1, 2012 and is to be applied on a prospective basis. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

16.	SUPPLEMENTAL CONSOLIDATING INFORMATION

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

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2011

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1	$8	$—	$9
Accounts receivable	191	55	1	—	247
Inventories	215	279	—	—	494
Other current assets	16	8	1	—	25

Total current assets	422	343	10	—	775

Intercompany receivables	1,276	631	192	(2,099)	—
Property, plant and equipment, net	25	2,383	47	—	2,455
Investment in subsidiaries	1,554	60	—	(1,614)	—
Port Hawkesbury biomass project	—	34	—	—	34
Other assets	86	11	1	—	98

TOTAL ASSETS	$3,363	$3,462	$250	$(3,713)	$3,362

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$59	$167	$—	$—	$226
Other current liabilities	90	103	4	—	197
Current maturities of long-term debt	2,854	—	—	—	2,854

Total current liabilities	3,003	270	4	—	3,277

Intercompany payables	623	1,300	176	(2,099)	—
Long-term debt	200	153	—	—	353
Proceeds from NSPI for Port Hawkesbury biomass project	—	95	—	—	95
Other long-term liabilities	416	90	10	—	516
Equity (deficit)	(879)	1,554	60	(1,614)	(879)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,363	$3,462	$250	$(3,713)	$3,362

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

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

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2011

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$778	$818	$16	$(724)	$888
Cost of sales	772	823	16	(724)	887
Selling, general and administrative expenses	36	—	—	—	36
Equity in (earnings) loss of subsidiaries	10	—	—	(10)	—
Interest expense	92	4	—	—	96
Other (income) expense, net	—	1	—	—	1

Income (loss) before income taxes	(132)	(10)	—	10	(132)
Income tax (benefit)	—	—	—	—	—

Net income (loss)	$(132)	$(10)	$—	$10	$(132)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2011

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,576	$1,632	$35	$(1,451)	$1,792
Cost of sales	1,537	1,625	34	(1,451)	1,745
Selling, general and administrative expenses	75	1	—	—	76
Equity in (earnings) loss of subsidiaries	—	(1)	—	1	—
Interest expense	184	7	—	—	191
Other (income) expense, net	—	(1)	—	—	(1)

Income (loss) before income taxes	(220)	1	1	(1)	(219)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(220)	$—	$1	$(1)	$(220)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2010

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$801	$818	$22	$(751)	$890
Cost of sales	816	827	21	(751)	913
Selling, general and administrative expenses	57	1	—	—	58
Equity in (earnings) loss of subsidiaries	12	(1)	—	(11)	—
Interest expense	89	3	—	—	92
Other (income) expense, net	1	(1)	—	—	—

Income (loss) before income taxes	(174)	(11)	1	11	(173)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(174)	$(12)	$1	$11	$(174)

NEWPAGE CORPORATION

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FIRST HALF ENDED JUNE 30, 2010

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,533	$1,576	$43	$(1,445)	$1,707
Cost of sales	1,568	1,597	42	(1,445)	1,762
Selling, general and administrative expenses	106	1	—	—	107
Equity in (earnings) loss of subsidiaries	39	(1)	—	(38)	—
Interest expense	182	7	—	—	189
Other (income) expense, net	(13)	10	—	—	(3)

Income (loss) before income taxes	(349)	(38)	1	38	(348)
Income tax (benefit)	—	1	—	—	1

Net income (loss)	$(349)	$(39)	$1	$38	$(349)

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2011

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(38)	$35	$1	$—	$(2)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1)	(32)	—	—	(33)
Proceeds from sales of assets	—	11	—	—	11
Expenditures for Port Hawkesbury biomass project	—	(19)	—	—	(19)

Net cash provided by (used for) investing activities	(1)	(40)	—	—	(41)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—	—	—	(1)
Borrowings on revolving credit facility	582	—	—	—	582
Payments on revolving credit facility	(543)	—	—	—	(543)
Proceeds from NSPI for Port Hawkesbury biomass project	—	5	—	—	5

Net cash provided by (used for) financing activities	38	5	—	—	43

Effect of exchange rate changes on cash and cash equivalent	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	(1)	1	1	—	1
Cash and cash equivalents at beginning of period	1	—	7	—	8

Cash and cash equivalents at end of period	$—	$1	$8	$—	$9

NEWPAGE CORPORATION

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FIRST HALF ENDED JUNE 30, 2010

			Non-
	NewPage	Guarantor	Guarantor	Consolidation/
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used for) operating activities	$(143)	$14	$2	$—	$(127)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3)	(28)	—	—	(31)
Proceeds from sales of assets	—	12	—	—	12
Other investing activities	—	(1)	—	—	(1)

Net cash provided by (used for) investing activities	(3)	(17)	—	—	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	67	—	—	—	67
Payment of financing costs	(4)	—	—	—	(4)
Borrowings on revolving credit facility	442	—	—	—	442
Payments on revolving credit facility	(358)	—	—	—	(358)

Net cash provided by (used for) financing activities	147	—	—	—	147

Effect of exchange rate changes on cash and cash equivalent	—	2	—	—	2

Net increase (decrease) in cash and cash equivalents	1	(1)	2	—	2
Cash and cash equivalents at beginning of period	1	—	4	—	5

Cash and cash equivalents at end of period	$2	$(1)	$6	$—	$7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends in Our Business

North American coated paper demand is primarily driven by advertising and print media usage. In particular, the demand for certain grades of coated paper is affected by spending on catalogue and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. During the first half of 2011, North American coated paper demand was lower compared to the first half of 2010. In February 2011, we realigned our capacity needs with the closure of our Whiting, Wisconsin mill and we did not take any market-related downtime in the first half of 2011. We took 39,000 tons of market-related downtime in the first half of 2010. We will consider the need for additional market-related downtime from time to time based on market conditions.

Coated paper production capacity in North America was lower during the first half of 2011 compared to the first half of 2010, primarily as a result of North American capacity closures, including the closure of our Whiting, Wisconsin mill in February 2011. We believe imports continue to affect the North American market, placing downward pressure on North American coated paper prices as a result of foreign overcapacity.

North American prices for coated paper products historically have been determined more by North American supply and demand than directly by raw material costs or other costs of sales. However, we believe that the announced capacity closures in coated papers and inflationary trends in producer input costs may put upward pressure on prices for our products. As a result, we expect average prices for coated paper in the second half of 2011 to be higher than the second half of 2010.

We experienced significant increases in our input costs during the first half of 2011 compared to the first half of 2010, due to higher prices for wood, chemicals and purchased pulp. In particular, costs of certain petroleum-based chemicals and transportation costs have increased during the first half of 2011 compared to the first half of 2010, principally as a result of increases in the price of crude oil. Because of the lag time between the change in oil prices and the change in costs of certain petroleum-based chemicals, we anticipate this trend will continue throughout 2011. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

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

Whiting Mill Closure

During the first quarter of 2011, we permanently closed our Whiting, Wisconsin mill. Approximately 360 employees at the facility were affected. We made the decision to close the facility in order to better align capacity with market demand. As a result of this action, including the evaluation of capacity needs, during the fourth quarter of 2010, we recorded asset impairment charges for the Whiting mill and the previously-closed Kimberly mill of $196 million in other (income) expense and classified these assets as held for sale. During the first half of 2011, we recognized $5 million of employee-related costs recorded in cost of sales. In addition, during the second quarter and first half of 2011, we recognized $1 million and $3 million in cost of sales for contract termination and other closure related costs and we expect to recognize additional charges in cost of sales of approximately $14 million for contract termination and other closure related costs during 2011 and subsequent years as contract terms expire. The facility closure and related activities have been substantially completed during the first half of 2011. The severance and other closure cost require the outlay of cash while the asset impairment charge represents a non-cash charge.

Results of Operations

The following tables set forth our historical results of operations for the second quarter and first half ended June 30, 2011 and 2010. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of NewPage Holding’s wholly-owned subsidiary, NewPage, except for NewPage Holding’s debt and equity activity and income tax effects. Unless otherwise noted, the information provided pertains to both NewPage Holding and NewPage.

Second Quarter 2011 Compared to Second Quarter 2010

	NewPage Holding
	Second Quarter Ended June 30,
	2011		2010
(in millions)	$	%	$	%
Net sales	888	100.0	890	100.0
Cost of sales	887	99.9	913	102.7
Selling, general and administrative expenses	36	4.1	58	6.5
Interest expense	100	11.3	97	10.8
Other (income) expense, net	1	0.2	—	—

Income (loss) before income taxes	(136)	(15.5)	(178)	(20.0)
Income tax (benefit)	—	—	1	0.1

Net income (loss)	(136)	(15.5)	(179)	(20.1)

Supplemental Information
Adjusted EBITDA	$32		$10

Net sales for the second quarter of 2011 were $888 million compared to $890 million for the second quarter of 2010, a decrease of $2 million or less than 1%. The decrease was primarily the result of lower sales volume of core paper ($74 million), partially offset by higher average core paper prices ($50 million) and higher sales volume and average prices of other non-core paper in the second quarter of 2011 compared to the second quarter of 2010. Core volume is principally coated freesheet, coated groundwood and supercalendered paper products sold in North America. Average core paper prices increased to $925 per ton in the second quarter of 2011 compared to $852 per ton in the second quarter of 2010. Core paper sales volume decreased to 774,000 tons in the second quarter of 2011 compared to 868,000 tons in the second quarter of 2010. We did not take any market-related downtime during the second quarter of 2011 or 2010. We will consider the need for additional downtime from time to time based on market conditions.

Cost of sales for the second quarter of 2011 was $887 million compared to $913 million for the second quarter of 2010, a decrease of $26 million, or 3%. The decrease was primarily a result of lower core paper sales volume ($65 million), partially offset by inflation on input costs and increased maintenance expense, as a result of required planned major maintenance. In addition, during the second quarter of 2011, in connection with the closure of the Whiting mill, we recognized charges of $1 million for contractual termination and other closure related costs in cost of sales. During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $4 million for employee-related costs in cost of sales. Gross margin (loss) for the second quarter of 2011 was 0.1% compared to (2.7)% for the second quarter of 2010. This improvement was primarily driven by higher average core paper sale prices ($50 million), partially offset by inflation on input costs during second quarter of 2011 compared to the same period in 2010. Also, during the second quarter of 2011, we were unable to operate our Wickliffe mill for 21 days as a result of the Mississippi river flooding, which had a negative impact of approximately $7 million.

Maintenance expense at our mills totaled $91 million and $86 million in the second quarter of 2011 and 2010. We expect to incur higher maintenance expense during the third quarter of 2011 compared to the same period in 2010, as a result of required planned major maintenance.

Selling, general and administrative expenses decreased to $36 million for the second quarter of 2011 from $58 million for the second quarter of 2010, primarily as a result of $12 million lower non-cash stock compensation expense, benefits from cost reduction initiatives and lower pension expense partially offset by higher costs associated with the services of several advisors assisting us in exploring various restructuring alternatives. In addition, selling, general and administrative expenses for the second quarter of 2010, included $6 million in employee-related costs, primarily associated with certain former executive officers. As a percentage of net sales, selling, general and administrative expenses improved in the second quarter of 2011 to 4.1% from 6.5% in the second quarter of 2010.

Interest expense for the second quarter of 2011 was $100 million compared to $97 million for the second quarter of 2010. Interest expense for NewPage for the second quarter of 2011 was $96 million compared to $92 million for the second quarter of 2010.

Other (income) expense was $1 million for the second quarter of 2011 and zero for the second quarter of 2010.

Income tax expense (benefit) for the second quarter of 2011 and 2010 was zero and $1 million. For the second quarter of 2011 and 2010, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

Net income (loss) was $(136) million in the second quarter of 2011 compared to $(179) million in the second quarter of 2010. Net income (loss) for NewPage was $(132) million in the second quarter of 2011 compared to $(174) million in the second quarter of 2010. The improvements were primarily the result of higher average paper prices and cost reductions partially offset by inflation on input costs.

Adjusted EBITDA was $32 million for the second quarter of 2011 compared to $10 million for the second quarter of 2010. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools.

First Half 2011 Compared to First Half 2010

	NewPage Holding
	First Half Ended June 30,
	2011		2010
(in millions)	$	%	$	%
Net sales	1,792	100.0	1,707	100.0
Cost of sales	1,745	97.4	1,762	103.2
Selling, general and administrative expenses	76	4.3	107	6.3
Interest expense	200	11.2	198	11.6
Other (income) expense, net	(1)	(0.1)	(3)	(0.2)

Income (loss) before income taxes	(228)	(12.8)	(357)	(20.9)
Income tax (benefit)	1	0.1	1	0.1

Net income (loss)	(229)	(12.9)	(358)	(21.0)

Supplemental Information
Adjusted EBITDA	$117		$25

Net sales for the first half of 2011 were $1,792 million compared to $1,707 million for the first half of 2010, an increase of $85 million or 5%. The increase was primarily the result of higher average core paper prices ($92 million) and higher average other non-core paper prices, partially offset by lower sales volume of core paper ($39 million) in the first half of 2011 compared to the first half of 2010. Average core paper prices increased to $918 per ton in the first half of 2011 compared to $855 per ton in the first half of 2010. Core paper sales volume decreased to 1,603,000 tons in the first half of 2011 compared to 1,660,000 tons in the first half of 2010. In February 2011, we realigned our capacity needs with the closure of our Whiting, Wisconsin mill and we did not take any market-related downtime in the first half of 2011. We took 39,000 tons of market-related downtime in the first half of 2010.

Cost of sales for the first half of 2011 was $1,745 million compared to $1,762 million for the first half of 2010, a decrease of $17 million or 1%. The decrease was primarily the result of lower core paper sales volume ($38 million), partially offset by inflation on input costs and increased maintenance expense as a result of required planned major maintenance. In addition, during the first half of 2011, in connection with the closure of the Whiting mill, we recognized charges of $5 million for employee-related costs and $3 million for contractual termination and other closure related costs in cost of sales. During the second quarter of 2010, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $4 million for employee-related costs in cost of sales. Gross margin (loss) for the first half of 2011 was 2.6% compared to (3.2)% for the first half of 2010. This improvement was primarily driven by higher average core paper sales prices ($92 million) partially offset by inflation on input costs during the first half of 2011 compared to the same period in 2010. Also, during the second quarter of 2011, we were unable to operate our Wickliffe mill for 21 days as a result of the Mississippi river flooding, which had a negative impact of approximately $7 million.

Maintenance expense at our mills totaled $163 million and $157 million in the first half of 2011 and 2010. We expect to incur higher maintenance expense during the second half of 2011 compared to the same periods in 2010, as a result of required planned major maintenance.

Selling, general and administrative expenses decreased to $76 million for the first half of 2011 from $107 million for the first half of 2010, primarily as a result of $20 million lower non-cash stock compensation expense, benefits from cost reduction initiatives and lower pension expense partially offset by higher costs associated with the services of several advisors assisting us in exploring various restructuring alternatives. In addition, selling, general and administrative expenses for the first half of 2010 included $6 million in employee-related costs primarily associated with certain former executive officers. As a percentage of net sales, selling, general and administrative expenses improved in the first half of 2011 to 4.3% from 6.3% in the first half of 2010.

Interest expense for the first half of 2011 was $200 million compared to $198 million for the first half of 2010. Interest expense for NewPage for the first half of 2011 was $191 million compared to $189 million for the first half of 2010.

Other (income) expense was $(1) million for the first half of 2011 and $(3) million for the first half of 2010. The amount recognized in the first half of 2010 includes $11 million of net loss on disposal and impairment of assets, offset by $(13) million of (income) recognized for alternative fuel mixture tax credits.

Income tax expense (benefit) for the first half of 2011 and 2010 was $1 million and $1 million. For the first half of 2011 and 2010, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

Net income (loss) was $(229) million in the first half of 2011 compared to $(358) million in the first half of 2010. Net income (loss) for NewPage was $(220) million in the first half of 2011 compared to $(349) million in the first half of 2010. The improvements were primarily the result of higher average paper prices and cost reductions partially offset by inflation on input costs.

Adjusted EBITDA was $117 million for the first half of 2011 compared to $25 million for the first half of 2010. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools.

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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	NewPage Holding
	Second Quarter		First Half
	Ended June 30,		Ended June 30,
(in millions)	2011	2010	2011	2010
Net income (loss)	$(136)	$(179)	$(229)	$(358)
Interest expense	100	97	200	198
Income tax (benefit)	—	1	1	1
Depreciation and amortization	59	67	121	135

EBITDA	23	(14)	93	(24)

Equity awards	(1)	11	(1)	19
(Gain) loss on disposal and impairment of assets	4	2	5	8
Non-cash U.S. pension expense	3	8	9	17
Integration and related severance costs	3	2	11	4
Other	—	1	—	1

Adjusted EBITDA	$32	$10	$117	$25

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05). The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us as of January 1, 2012 and is to be applied on a retrospective basis. The adoption of this standard will only impact the presentation of our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASU 2011-04) . The amendments in this ASU clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and enhances disclosures about fair value measurements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for us as of January 1, 2012 and is to be applied on a prospective basis. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

Available Liquidity

As of June 30, 2011, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage pursuant to the revolving credit facility is limited to the lesser of $500 million or an amount determined by reference to a borrowing base ($409 million as of June 30, 2011). Under the revolving credit facility, $30 million of the $500 million commitment matures on October 3, 2011, rather than December 21, 2012, as a result of not refinancing our Second-Lien Notes by July 4, 2011. However, our borrowing base would have to exceed $470 million before this would affect availability under the revolving credit facility.

In January 2011, we amended our revolving credit facility to extend its termination date. For those lenders who accepted this amendment (aggregating to $470 million), the revolving credit facility matures on December 21, 2012, unless we do not repay or refinance our floating rate and 10% second-lien senior secured notes (“Second-Lien Notes”) by December 2, 2011, in which case the revolving credit facility matures on March 1, 2012. As of June 30, 2011, we had $127 million available for borrowing in excess of the $50 million required minimum, after reduction for $101 million in letters of credit and $131 million in outstanding borrowings under the revolving credit facility. During the first half of 2011, our average daily balance outstanding under our revolving credit facility was $85 million with a weighted-average interest rate of 4.4%.

The 11.375% senior secured first-lien notes (the “First-Lien Notes”) mature on the earlier of (i) December 31, 2014 or (ii) the date that is 31 days prior to the maturity date of the Second-Lien Notes, the senior subordinated notes, the NewPage Holding PIK notes or any refinancing thereof. The Second-Lien Notes mature on May 1, 2012. However, if we do not repay or refinance our Second-Lien Notes by January 31, 2012, the First-Lien Notes would mature on March 31, 2012. The senior subordinated notes mature on May 1, 2013. The NewPage Holding PIK Notes mature on November 1, 2013. Aggregate indebtedness as of June 30, 2011 totaled $3,517 million, which includes $3,285 million at NewPage.

As of June 30, 2011, our current liabilities exceeded our current assets by $2,502 million. This deficit results from the classification of our First-Lien Notes, our Second-Lien Notes, and our revolving credit facility as current liabilities. We have retained advisors to assist us in exploring various restructuring alternatives and are engaged in discussions with various stakeholders to address our ongoing capital needs. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to do so on commercially reasonable terms. If we are unable to refinance our debt or generate sufficient cash flow to service our obligations, we will be required to seek to restructure our existing debt or to voluntarily seek, or be forced to seek, protection under the Chapter 11 of the U.S. Bankruptcy Code and applicable Canadian laws. Any such actions would have a material adverse effect on our financial condition, the value of the outstanding debt and our ability to make required cash payments under our indebtedness.

Cash Flows

Cash provided by (used for) operating activities was $(2) million during the first half of 2011 compared to $(127) million during the first half of 2010, primarily as a result of improvements in operations and working capital. Investing activities in first half of 2011 include $33 million for capital expenditures, $19 million of expenditures for the Port Hawkesbury biomass project and $11 million in proceeds from the sale of assets. Financing activities primarily consisted of borrowings and payments on the revolving credit facility and proceeds received for the Port Hawkesbury biomass project.

Capital Expenditures

Capital expenditures were $33 million and $31 million for the first half ended June 30, 2011 and 2010.

Financial Discussion

During the first quarter of 2011, we permanently closed our Whiting, Wisconsin mill. As a result of this action, during the fourth quarter of 2010, we recorded asset impairment charges for the Whiting mill and the previously-closed Kimberly mill of $196 million in other (income) expense and classified these assets as held for sale. During the first half of 2011, we recognized $5 million of employee-related costs recorded in cost of sales. In addition, during the second quarter and first half of 2011, we recognized $1 million and $3 million in cost of sales for contract termination and other closure related costs and we expect to recognize additional charges in cost of sales of approximately $14 million for contract termination and other closure related costs during 2011 and subsequent years as contract terms expire.

In March 2011, Rumford Paper Company (“Rumford”), a wholly-owned subsidiary of NewPage, and Rumford Cogeneration Company Limited Partnership, a subsidiary of Rumford, both indirect subsidiaries of NewPage Holding, entered into an Asset Sale Agreement for the sale of Rumford’s cogeneration energy assets to ReEnergy Rumford LLC (“ReEnergy”) for a sale price of $61 million, payable one-half in cash at closing and one-half in the form of a 10-year note receivable. The transaction also contemplates an ongoing contractual relationship between the parties, pursuant to which Rumford will supply biomass fuel to ReEnergy and ReEnergy will supply electricity and thermal energy to Rumford. The transaction is not expected to have a material effect on the operating costs of the Rumford mill. We plan to invest the net cash proceeds in our business or use the proceeds to repay indebtedness, or both, in accordance with the terms of our debt instruments. The transaction is subject to various conditions, including the receipt of regulatory approvals and the finalization of agreements outlined in term sheets. It is uncertain whether or when this transaction will close, as certain conditions to closing the transaction may not be satisfied. We are exploring options to address these conditions.

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

In February 2010, CWPCo announced that it signed an agreement with Wisconsin Rapids Water Works Lighting Commission to sell the CWPCo Utility, as amended. The purchase price will be equal to the net book value of the assets at the time of closing, subject to adjustment in the agreement. The transaction remains subject to regulatory approvals. It is uncertain whether or when this transaction will close, as certain conditions to closing the transaction may not be satisfied. We are exploring options to address these conditions. On November 1, 2010, CWPCo entered into an asset sale agreement to sell five hydroelectric projects to Great Lakes Utilities for a net cash sales price of approximately $70 million. The closing of the transaction is subject to completion of the CWPCo Utility sale and regulatory approval. We continue to hold and use the assets in the normal course of our operations.

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

Interest Rate Risk

As of June 30, 2011 and December 31, 2010, $588 million and $541 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. The potential annual increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at June 30, 2011 and December 31, 2010, would be $6 million and $5 million.

Foreign Currency Risk

Our Canadian subsidiary makes a portion of its purchases and sales in U.S. dollars. As a result, it is subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. Foreign currency exchange contracts may be used periodically to manage the variability in cash flows and revenues from the forecasted payment or receipt of currencies other than our functional currency, the U.S. dollar. As of June 30, 2011 and December 31, 2010, we had no foreign currency forward contracts outstanding.

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

Management, with the participation of our chief executive officer and chief accounting officer, assessed the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2011. To the best of our knowledge, there were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The United States Environmental Protection Agency, Region 5, or USEPA, conducted a Clean Air Act investigation at the Escanaba Paper Company mill from September 2009 through early October 2009. USEPA delivered draft findings of violations to Escanaba Paper Company in September 2010 (Finding of Violation EPA-5-10-MI-0). USEPA requested discussions concerning the allegations, which have resulted in the elimination of several of the allegations. In July 2011, USEPA and Escanaba Paper Company commenced discussions regarding fines and penalties concerning the remaining allegations.

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

On August 12, 2011, NewPage and David J. Prystash agreed upon the terms of a settlement agreement regarding his employment agreement dated September 8, 2008, as amended, with NewPage. NewPage shall pay $600,000 in return for a full release from Mr. Prystash.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated as of June 3, 2011 between NewPage Corporation and Jay A. Epstein

10.2	Settlement Agreement dated as of August 12, 2011 between NewPage Corporation and David J. Prystash

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Holding Corporation and NewPage Corporation have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDING CORPORATION		NEWPAGE CORPORATION

By:	/s/ George F. Martin	By:	/s/ George F. Martin
George F. Martin		George F. Martin
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)
Date: August 15, 2011		Date: August 15, 2011

By:	/s/ Ronald J. Arling	By:	/s/ Ronald J. Arling
Ronald J. Arling		Ronald J. Arling
Controller and Chief Accounting Officer		Controller and Chief Accounting Officer
(Principal Accounting Officer)		(Principal Accounting Officer)
Date: August 15, 2011		Date: August 15, 2011